Form 10-Q
period 2016-06-30
Jensyn Acquisition Corp.
filed 2016-08-12
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37707

Jensyn Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	47-2150172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 West Main Street, Suite 20 4 Freehold, NJ	07728
(Address of principal executive offices)	(Zip Code)

(888) 536-7965

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The number of shares of the registrant’s Common Stock outstanding as of August 11, 2016 was 5,169,500.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	June 30, 2016	December 31, 2015
	(unaudited)	(Note 1)
ASSETS
Current Assets
Cash	$47,301	$36,325
Prepaid insurance and other	27,291	247
Total Current Assets	74,592	36,572

Cash and investments held in trust account	40,419,107	-
Deferred offering costs associated with proposed public offering	-	226,824
Total Assets	$40,493,699	$263,396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$244,240	$85,180
Short-term loan	16,935	-
Total Current Liabilities	261,175	85,180

Deferred underwriting compensation	780,000
Long-term liabilities - notes and advances payable - related parties	627,320	362,320
Total Liabilities	1,668,495	447,500

Common stock subject to possible redemption: 3,268,135 shares (at redemption value of $10.35 per share)	33,825,198	-

Commitments and contingencies
Stockholders’ Equity (Deficiency):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 1,901,365 and 1,150,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (excluding 3,268,135 and 0 shares subject to possible redemption at June 30, 2016 and December 31, 2015, respectively)	190	115
Additional paid-in-capital	5,448,240	24,914
Accumulated deficit	(448,424)	(209,133)
Total Stockholders’ Equity (Deficiency)	5,000,006	(184,104)
Total Liabilities and Stockholders’ Equity (Deficiency)	$40,493,699	$263,396

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

General and Administrative Costs
Professional fees	51,928	32,798	177,372	57,881
Insurance	10,195	5,634	19,761	11,021
Other	76,311	335	95,647	749

Total general and administrative costs	138,434	38,767	292,780	69,651

Operating Loss	(138,434)	(38,767)	(292,780)	(69,651)

Other income and (expense):
Interest income	43,560	-	54,107	-
Interest expense	320	120	618	312

Net Loss	(95,194)	(38,887)	(239,291)	(69,963)

Weighted average common shares outstanding - basic and diluted	1,925,918	1,437,500	1,871,201	1,372,376

Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.13)	$(0.05)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity (Deficiency)

For the period from January 1, 2016 to June 30, 2016

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at January 1, 2016	1,150,000	$115	$24,914	$(209,133)	$(184,104)
Forfeiture of common stock	(175,000)	(18)	18	-	-
Sale of common stock in IPO	3,900,000	390	36,628,109	-	36,628,499
Sale of common stock in private placement	294,500	30	2,619,970	-	2,620,000
Issuance of underwriter purchase option	-	-	100	-	100
Common shares subject to possible redemption	(3,268,135)	(327)	(33,824,871)	-	(33,825,198)
Net loss	-	-	-	(239,291)	(239,291)
Balance at June 30, 2016	1,901,365	$190	$5,448,240	$(448,424)	$5,000,006

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the six months	For the six months
	ended June 30, 2016	ended June 30, 2015
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(239,291)	$(69,963)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Changes in operating assets and liabilities:
Changes in prepaid expenses	6,878	5,361
Interest income in cash and investments held in trust account	(54,129)	-
Changes in accounts payable and accrued expenses	106,507	7,290
Net cash used in operating activities	(180,035)	(57,312)

Cash flows from investing activities:
Investment in restricted cash and investments	(40,365,000)	-
Interest income in cash and investments held in trust account	22	-
Net cash used in investing activities	(40,364,978)	-

Cash flows from financing activities:
Proceeds from note payable- stockholders	265,000	98,320
Proceeds from sale of units in IPO, net of offering costs	37,687,975	-
Proceeds from private placement of units, net of offering costs	2,620,000	-
Payments for deferred offering costs	-	(15,252)
Principal payments on short term loan	(16,986)	(11,179)
Proceeds from sale of common stock to initial stockholders	-	29
Net cash provided by financing activities	40,555,989	71,918

Increase in cash	10,976	14,606
Cash at beginning of period	36,325	10,787
Cash at end of period	$47,301	$25,393
		-
Non-cash financing transactions:
Loan for prepaid insurance	$16,993	$16,875
Refinancing of prepaid insurance loan	(13,283)	-
Loan for prepaid insurance	30,210	-
Offering costs included in accounts payable and accrued expenses	52,653	72,028
Cost for underwriter option included as reduction in accounts payable due to underwriter	100	-
Proceeds from company’s public offering recorded as ordinary shares subject to possible redemption	(33,825,198)	-

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

At June 30, 2016, the Company had not yet commenced any meaningful operations. All activity through June 30, 2016 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 has been placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At June 30, 2016 the Trust Account consists of investment in United States government treasury bills or in money market funds in one financial institution.

The Company has until 18 months from the closing of the Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the initial Business Combination cannot be consummated within 18 months, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). The Company’s ability to extend the time available to consummate the initial Business Combination will be conditioned upon the deposit by the initial stockholders or their affiliates or designees into the Trust Account of $200,000 prior to the applicable deadline for each three-month extension. The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. In the event of the Company’s dissolution and liquidation, the public warrants and public rights (see Note 2) will expire and will be worthless.

Jensyn Acquisition Corp.

Notes to Condensed Financial Statements

The Company will consummate the initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause net tangible assets to be less than $5,000,001 (so that the Public Offering is not subject to Rule 419 promulgated under the Securities Act). The Company will either (1) seek stockholder approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide Company stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholder approval of the proposed Business Combination or allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require seeking stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial Business Combinations and related conversions of public shares for cash upon consummation of such initial Business Combinations even when a vote is not required by law, the Company will have the flexibility to avoid such stockholder vote and allow stockholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, the Company will file tender offer documents with the SEC that will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules.

The initial per public share redemption or conversion price will be $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders.

Liquidity

At June 30, 2016, the Company had $47,301 in cash and a working capital deficiency of $186,583. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Based on funding commitments from the Principal Shareholders (see Note 3), the Company believes it will have sufficient funding to meet its obligations through at least June 30, 2017.

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

Jensyn Acquisition Corp.

Notes to Condensed Financial Statements

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs of approximately $2,696,501, consisting principally of underwriter discounts of $1,950,000 (including approximately $780,000 of which payment is deferred) and approximately $746,501 of private placement fees and professional, printing, filing, regulatory and other costs have been charged to additional paid-in capital upon completion of the Public Offering.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2016. At June 30, 2016, there are no uncertain tax positions.

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

Accordingly, at June 30, 2016, 3,268,135 of the 5,169,500 common shares outstanding were classified outside of permanent equity at its redemption value.

Jensyn Acquisition Corp.

Notes to Condensed Financial Statements

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 2 — The Offering

The Public Offering called for the Company to offer for public sale up to 4,485,000 Units at a proposed offering price of $10.00 per unit. Each unit had a price of $10.00 and consisted of one share of common stock, one right to receive one-tenth (1/10) of a share of common stock automatically on the consummation of a Business Combination, and one warrant (a “Unit”). Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $11.50 per full share, subject to certain adjustments. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from closing of the Public Offering, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

On March 7, 2016, the Company closed on the Public Offering and sale of 3,900,000 Units to the public (the “Public Stockholders”) at a price of $10.00 per Unit.

Simultaneous with the closing of the Public Offering, the Company closed on the private placement of 294,500 private units (inclusive of the Public Offering, the “Total Offering”). The private placement included a sale of 275,000 private units to Jensyn Capital, LLC, an entity controlled by insiders, and 19,500 private units to Chardan Capital Markets, LLC (and/or their respective designees) at $10.00 per unit for a total purchase price of $2,945,000. Jensyn Capital, LLC and Chardan Capital Markets, LLC also agreed that if the over-allotment option was exercised by the underwriters in full or in part, they or their designee would purchase from the Company at a price of $10.00 per unit the number of private units (up to a maximum of 38,025 private units) necessary to maintain in the Trust Account described below an amount equal to $10.35 per share of common stock sold to the public in the Public Offering. In April 2016, the underwriter elected not to exercise the over-allotment option.

The private units are identical to the Units sold in the Public Offering (the “Private Units”). However, Jensyn Capital, LLC and its transferees agreed (A) to vote its private shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering (or 24 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s certificate of incorporation relating to the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering (or 24 months, if the period of time within which the Company can complete a Business Combination is extended by the full amount as described herein) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Company’s insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the initial Business Combination.

Jensyn Acquisition Corp.

Notes to Condensed Financial Statements

The Company also granted Chardan Capital Markets, LLC, the representative of the underwriters (the “Representative”), a 45-day option to purchase up to 585,000 Units (over and above the 3,900,000 Units referred to above) solely to cover over-allotments, if any. In April 2016, the Representative elected to not exercise this option.

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

At the closing of the Public Offering, the Company issued a unit purchase option (“UPO”), for $100, to the Representative to purchase 390,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Public Offering registration statement and the closing of Business Combination and terminating on the fifth anniversary of the effective date of the Public Offering registration statement at a price per Unit equal to 120% of the offering price of the Units.

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

Note 3 — Related Party Transactions

At December 31, 2015 the four principal stockholders (the “Principal Shareholders”) of the Company and Jensyn Capital, LLC, an affiliate owned by the Principal Shareholders (collectively, the “Insider Shareholders”), held an aggregate of 1,150,000 shares of common stock (the “Insider Shares”) for an aggregate purchase price of $25,029 or approximately $0.02 per share. During the period from January 1, 2016 to March 31, 2016, the Principal Shareholders forfeited 28,750 shares of common stock and transferred an aggregate of 136,864 shares to Directors, Jensyn Capital, and other transferees (all Permitted Transferees as defined in the Registration Statement). In addition, the Insider Shareholders forfeited an additional 146,250 shares in April 2016, since the underwriter’s over-allotment option was not exercised.

Jensyn Acquisition Corp.

Notes to Condensed Financial Statements

The Insider Shares are identical to the shares of common stock included in the Units sold in the Public Offering. However, the Insider Shareholders and their transferees have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Certificate of Incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable), unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the Certificate of Incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable) and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insider Shareholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of the initial Business Combination.

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $250,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $626,320 was outstanding to the Principal Shareholders at June 30, 2016. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at June 30, 2016.

For the six month period ended June 30, 2016, the Principal Shareholders incurred approximately $28,967 for Company expenses that are included in accounts payable.

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. Through June 30, 2016, the Company has accrued, but not paid, $40,000 relating to this agreement.

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

Jensyn Acquisition Corp.

Notes to Condensed Financial Statements

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

Note 5 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2016, 5,169,500 shares of common stock were issued and outstanding including 3,268,135 shares subject to redemption.

Note 6 — Subsequent Events

Subsequent to June 30, 2016, the Company received $36,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

On August 5, 2016, the Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $250,000 each and cancelled the previous unsecured promissory notes to each of the same parties for $200,000. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Jensyn Acquisition Corp. management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to the Risk Factors section of Jensyn Acquisition Corp’s Registration Statement. References to “we”, “us”, “our” or the “Company” are to Jensyn Acquisition Corp., except where context requires otherwise. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At June 30, 2016, we had not yet commenced any operations nor generated any revenues to date. All activity through June 30, 2016 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

We consummated the Public Offering of 3,900,000 units (“Units”) in March 2016, generating gross proceeds of $39,000,000, which is described in Note 2 to the Condensed Financial Statements. Simultaneously with the closing of the Public Offering, we also consummated a private placement of 294,500 units (“Private Units”) at $10 per unit generating additional gross proceeds of $2,945,000 (inclusive of the Public Offering, the “Total Offering”).

We intend to utilize the cash derived from the proceeds of the Public Offering and the private placement of the Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination. The issuance of additional shares of common stock or preferred stock in our initial Business Combination:

●         may significantly dilute the equity interest of our investors in the Total Offering who would not have pre-emption rights in respect of any such issuance;

●         may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●         will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of some or all of our present officers and directors; and

●        may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●        default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to pay our debt obligations;

 ●         acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●         our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●         our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

●        limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception up to the closing of our Public Offering on March 7, 2016 was in preparation for the Public Offering. Since the Public Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance) and the office and administrative services fee charged to us by a related party. We expect to incur increased expenses in the future as we pursue a Business Combination.

For the three months ended June 30, 2016, we incurred a net loss of $95,194, which consists primarily of $30,490 incurred for accounting and professional services, $21,438 for legal expenses, $31,500 relating to NASDAQ continued listing fees, $30,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $10,195 incurred for D&O insurance, $14,811 for other general and administrative expenses, and $320 of interest expense offset by $43,560 of interest income from the trust investments.

For the three months ended June 30, 2015, we incurred a net loss of $38,887, which consists primarily of $32,798 of accounting and professional services, $5,634 for D&O insurance, $334 for other general and administrative expenses and $121 for interest expense.

For the six months ended June 30, 2016, we incurred a net loss of $239,291, which consists primarily of $142,174 incurred for accounting and professional services, $35,198 for legal expenses, $31,500 relating to NASDAQ filing fees, $40,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $19,761 incurred for D&O insurance, $24,147 for other general and administrative expenses, and $618 of interest expense offset by $54,107 of interest income from the trust investments.

For the six months ended June 30, 2015, we incurred a net loss of $69,963, which consists primarily of $57,881 for accounting and professional services, $11,021 for D&O insurance, $749 for other general and administrative expenses and $312 for interest expense.

Our operating expenses for both three and six month periods principally consisted of expenses related to public filings and to a lesser extent, general and administrative expenses including insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Our cash balance as of June 30, 2016 was $47,301. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our Principal Shareholders and an affiliate in an aggregate amount of $627,320 (each as described in Note 3), and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in Total Offering related costs, including a $1,170,000 underwriting discount paid to underwriters.

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

We believe that our cash balance as of June 30, 2016 not held in the Trust Account and additional investment from our Principal Shareholders will be sufficient to allow us to operate for the remainder of the Company’s term, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. Besides the costs already paid for, we anticipate that we will pay approximately:

●	$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination;

●	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and insiders;

●	$170,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$240,000 for the payment of the administrative fee to Jensyn Integration Services, LLC (of $10,000 per month for up to 24 months), subject to deferral as described herein;

●	$30,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2016, we did not have any off-balance sheet arrangements. At June 30, 2016, we have long-term debt from related parties of $627,320. This debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Accordingly, at June 30, 2016, 3,268,135 of the 5,169,500 public shares were classified outside of permanent equity at its redemption value.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years
Fee payable to Jensyn Integration Services, LLC for office space and general and administrative services	$200,000	$120,000	$80,000

Total	$200,000	$120,000	$80,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2016, we are not subject to any market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of 2016.

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

The Principal Shareholders forfeited to us an aggregate 28,750 shares of common stock in March 2016 and 146,250 shares of common stock in April, 2016.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit
No.	Description

10.1	Form of Promissory Note issued August 5, 2016 to Insiders

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August, 2016.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Irish
Rebecca Irish
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

