Form 10-Q
period 2016-09-30
Jensyn Acquisition Corp.
filed 2016-11-15
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of November 10, 2016 was 5,169,500.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	September 30, 2016	December 31, 2015
	(unaudited)	(Note 1)

ASSETS
Current Assets
Cash	$20,297	$36,325
Prepaid insurance and other	17,097	247
Total Current Assets	37,394	36,572

Cash and investments held in trust account	40,452,942	-
Deferred offering costs associated with proposed public offering	-	226,824
Total Assets	$40,490,336	$263,396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$224,418	$85,180
Short-term loan	6,820	-
Notes and advances payable - related parties	705,320	-
Total Current Liabilities	936,558	85,180

Deferred underwriting compensation	780,000	-
Long-term liabilities - notes and advances payable - related parties	-	362,320
Total Liabilities	1,716,558	447,500

Common stock subject to possible redemption: 3,263,166 shares (at redemption value of $10.35 per share)	33,773,768	-

Commitments and contingencies
Stockholders’ Equity (Deficiency):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 1,906,334 and 1,150,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (excluding 3,263,166 and 0 shares subject to possible redemption at September 30, 2016 and December 31, 2015, respectively)	191	115
Additional paid-in-capital	5,499,669	24,914
Accumulated deficit	(499,850)	(209,133)
Total Stockholders’ Equity (Deficiency)	5,000,010	(184,104)
Total Liabilities and Stockholders’ Equity	$40,490,336	$263,396

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

General and Administrative Costs
Professional fees	38,020	4,344	215,392	62,225
Insurance	10,195	5,634	29,956	16,655
Office expense-related party	30,000	-	70,000	-
Other	6,862	860	62,509	1,609

Total general and administrative costs	85,077	10,838	377,857	80,489

Operating Loss	(85,077)	(10,838)	(377,857)	(80,489)

Other income and (expense):
Interest income	33,835	-	87,942	-
Interest expense	(184)	(40)	(802)	(352)

Net Loss	$(51,426)	$(10,878)	$(290,717)	$(80,841)

Weighted average common shares outstanding - basic and diluted	1,901,365	1,437,500	1,881,329	1,394,322

Net loss per common share - basic and diluted	$(0.03)	$(0.01)	$(0.15)	$(0.06)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity (Deficiency)

For the period from January 1, 2016 to September 30, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance at January 1, 2016	1,150,000	$115	$24,914	$(209,133)	$(184,104)
Forfeiture of common stock	(175,000)	(18)	18	-	-
Sale of units in IPO	3,900,000	390	36,628,109	-	36,628,499
Sale of units in private placement	294,500	30	2,619,970	-	2,620,000
Issuance of underwriter purchase option	-	-	100	-	100
Common shares subject to possible redemption	(3,263,166)	(326)	(33,773,442)	-	(33,773,768)
Net loss	-	-	-	(290,717)	(290,717)
Balance at September 30, 2016	1,906,334	$191	$5,499,669	$(499,850)	$5,000,010

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Cash Flows

	For the nine months ended September 30, 2016 (unaudited)	For the nine months ended September 30, 2015 (unaudited)

Cash flows from operating activities:
Net loss	$(290,717)	$(80,841)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Changes in operating assets and liabilities:
Changes in prepaid expenses	17,072	10,995
Interest income in cash and investments held in trust account	(87,942)	-
Changes in accounts payable and accrued expenses	86,685	(4,833)
Net cash used in operating activities	(274,902)	(74,679)

Cash flows from investing activities:
Investment in restricted cash and investments	(40,452,496)	-
Interest income in cash and investments held in trust account	87,496	-
Net cash used in investing activities	(40,365,000)	-

Cash flows from financing activities:
Proceeds from note payable- stockholders	343,000	138,320
Proceeds from sale of units in IPO, net of offering costs	37,687,975	-
Proceeds from private placement of units, net of offering costs	2,620,000	-
Payments for deferred offering costs	-	(35,252)
Principal payments on short-term loan	(27,101)	(14,969)
Proceeds from sale of common stock to initial stockholders	-	29
Net cash provided by financing activities	40,623,874	88,128

Increase (decrease) in cash	(16,028)	13,449
Cash at beginning of period	36,325	10,787
Cash at end of period	$20,297	$24,236
		-
Non-cash financing transactions:
Loan for prepaid insurance	$16,993	$16,875
Refinancing of prepaid insurance loan	(13,283)	-
Loan for prepaid insurance	30,210	-
Offering costs included in accounts payable and accrued expenses	52,653	61,418
Cost for underwriter option included as reduction in accounts payable due to underwriter	100	-
Proceeds from the Company’s public offering recorded as ordinary shares subject to possible redemption	(33,773,768)	-
Accrued interest income on investment in restricted investments	446	-

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

At September 30, 2016, the Company had not yet commenced any meaningful operations. All activity through September 30, 2016 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 has been placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At September 30, 2016 the Trust Account consists of investments in United States government treasury bills or in money market funds in one financial institution.

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

Liquidity

At September 30, 2016, the Company had $20,297 in cash and a working capital deficiency of $899,164. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Based on funding commitments from the Principal Shareholders (see Note 3), the Company believes it will have sufficient funding to meet its obligations through at least September 30, 2017.

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

Jensyn Acquisition Corp.

Notes to Condensed Financial Statements

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Offering costs of approximately $2,696,501, consisting principally of underwriter discounts of $1,950,000 (including approximately $780,000 of which payment is deferred) and approximately $746,501 of private placement fees and professional, printing, filing, regulatory and other costs have been charged to additional paid-in capital upon completion of the Public Offering.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2016. At September 30, 2016, there are no uncertain tax positions.

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

Accordingly, at September 30, 2016, 3,263,166 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value.

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

The private units are identical to the Units sold in the Public Offering (the “Private Units”). However, Jensyn Capital, LLC and its transferees agreed (A) to vote their private shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s certificate of incorporation relating to the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, if the period of time within which the Company can complete a Business Combination is extended by the full amount as described herein) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Company’s insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the initial Business Combination.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $250,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $704,320 was outstanding to the Principal Shareholders at September 30, 2016. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at September 30, 2016.

For the nine month period ended September 30, 2016, the Principal Shareholders incurred approximately $32,282 for Company expenses that are included in accounts payable at September 30, 2016.

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. Through September 30, 2016, the Company has accrued, but not paid, $70,000 relating to this agreement.

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

Note 5 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2016, 5,169,500 shares of common stock were issued and outstanding including 3,263,166 shares subject to redemption.

Note 6 — Subsequent Events

Subsequent to September 30, 2016, the Company received $25,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

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

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At September 30, 2016, we had not yet commenced any operations nor generated any revenues to date. All activity through September 30, 2016 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

For the three months ended September 30, 2016, we incurred a net loss of $51,426, which consists primarily of $22,100 incurred for accounting and professional services, $15,920 for legal expenses, $30,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $10,195 incurred for D&O insurance, $6,862 for other general and administrative expenses, and $184 of interest expense offset by $33,835 of interest income from the trust investments.

For the three months ended September 30, 2015, we incurred a net loss of $10,878, which consists primarily of $4,344 of accounting and professional services, $5,634 for D&O insurance, $860 for other general and administrative expenses and $40 for interest expense.

For the nine months ended September 30, 2016, we incurred a net loss of $290,717, which consists primarily of $164,274 incurred for accounting and professional services, $51,118 for legal expenses, $31,500 relating to NASDAQ filing fees, $70,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $29,956 incurred for D&O insurance, $31,009 for other general and administrative expenses, and $802 of interest expense offset by $87,942 of interest income from the trust investments.

For the nine months ended September 30, 2015, we incurred a net loss of $80,841, which consists primarily of $62,225 for accounting and professional services, $16,655 for D&O insurance, $1,609 for other general and administrative expenses and $352 for interest expense.

Our operating expenses for both three and nine month periods principally consisted of expenses related to public filings and to a lesser extent, general and administrative expenses including insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Our cash balance as of September 30, 2016 was $20,297. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our Principal Shareholders and an affiliate in an aggregate amount of $705,320 (each as described in Note 3), and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in Total Offering related costs, including a $1,170,000 underwriting discount paid to underwriters.

We intend to use substantially all of the net proceeds of the Total Offering, including the funds held in the Trust Account, in connection with our initial Business Combination and to pay our expenses relating thereto. The expenses include a fee payable to Chardan Capital Markets, LLC in an amount equal to 2.0% of the total gross proceeds raised in the Public Offering upon consummation of our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We believe that our cash balance as of September 30, 2016 not held in the Trust Account and additional investment from our Principal Shareholders will be sufficient to allow us to operate through at least September 30, 2017, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. Besides the costs already paid for, we anticipate that we will pay approximately:

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2016, we did not have any off-balance sheet arrangements. At September 30, 2016, we have short-term debt from related parties of $705,320. This debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Accordingly, at September 30, 2016, 3,263,166 of the 5,169,500 public shares were classified outside of permanent equity at their redemption value.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years
Fee payable to Jensyn Integration Services, LLC for office space and general and administrative services	$170,000	$120,000	$50,000

Total	$170,000	$120,000	$50,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, we are not subject to any market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of 2016.

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

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On November 8, 2016, our Board of Directors appointed Stewart Martin as a director to fill the vacancy on the Board created by the resignation of Joseph Anastasio in September 2016. Mr. Martin, who was also appointed to the Audit Committee of the Board of Directors, is Executive Vice President, Sales and Producer Development of Marsh & McLennan Agencies – Florida, a subsidiary of Marsh & McLennan Companies. He was previously Senior Vice President and a member of the Board of Directors of Seitlin Insurance and Advisors which was acquired by Marsh & McLennan Agencies, LLC in November 2011. It is anticipated that our Principal Shareholders will transfer an aggregate of 4,000 shares of our Common Stock to Mr. Martin in connection with his agreement to serve on our Board of Directors.

As a result of the appointment of Mr. Martin to our Board of Directors, we have regained compliance with the independent director and audit committee requirements of the Nasdaq Stock Market which require that our Board of Directors be comprised of a majority of independent directors and our Audit Committee be comprised of at least three independent directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2016.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Irish
Rebecca Irish
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

