Form 10-K
period 2016-12-31
Jensyn Acquisition Corp.
filed 2017-03-27
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37707

Jensyn Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	47-2150172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 West Main Street, Suite 204 Freehold, NJ	07728
(Address of principal executive offices)	(Zip Code)

(888) 536-7965

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock, one Right and one Warrant	The NASDAQ Stock Market LLC
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants exercisable for one-half of one share of Common Stock	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2016, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $48,433,096 based upon the closing sale price of the Common Stock as reported by the Nasdaq Capital Market. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2017 was 5,169,500.

Documents Incorporated by Reference: None

JENSYN ACQUISITION CORP.

Form 10-K

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks”, “may”, “should”, “outlook”, “forecast” and variations and similar words and expressions are intended to identify such forward looking statements, but these words are not the exclusive means of identifying forward-looking statements. Such forward looking statements relate to future events or future performance, but reflect Jensyn Acquisition Corp. management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to Item 1A, “Risk Factors”. References to “we”, “us”, “our” or the “Company” are to Jensyn Acquisition Corp., except where context requires otherwise. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Part I

Item 1. Business

Introduction

Jensyn Acquisition Corp. (the “Company”) was incorporated in Delaware on October 8, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses (a “Business Combination”). At December 31, 2016, the Company had not yet commenced any operations. All activity through December 31, 2016 relates to the Company’s formation, the public offering described below, and search for an acquisition target.

Company History

On March 7, 2016, we consummated our initial public offering (the “Public Offering”) of 3,900,000 units (“Units”). Each Unit consists of one share of Common Stock, one right (“Right”) to purchase one-tenth (1/10) of one share of Common Stock upon consummation of an initial business combination (a “Business Combination”) and one warrant (“Warrant”) to purchase one-half of one share of Common Stock at an exercise price of $11.50 per full share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $39,000,000.

Simultaneously with the consummation of the Public Offering, we consummated the private placement (“Private Placement”) of 275,000 Units to Jensyn Capital, LLC, an entity controlled by our insiders, and 19,500 Units to Chardan Capital Markets, LLC, the representative of the underwriters of the Public Offering (“Chardan”), at a price of $10.00 per Unit, generating total proceeds of $2,945,000. The Units issued to Jensyn Capital, LLC and Chardan (the “Private Units”) consist of one share of Common Stock (“Private Shares”), one Right (“Private Right”) to purchase one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination and one Warrant (“Private Warrant”) to purchase one-half of one share of Common Stock at an exercise price of $11.50 per full share.

A total of $40,365,000 of the net proceeds from the Public Offering and the Private Placement were placed in a trust account established for the benefit of the Company’s public stockholders at JP Morgan Chase Bank, N.A. (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Except for the withdrawal of interest to pay the Company’s franchise and income taxes, none of the funds held in the Trust Account will be released until the earlier of the completion of a Business Combination or the redemption of 100% of the Public Shares if the Company is unable to consummate a Business Combination within the required timeframe.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Public Offering. We intend to utilize cash derived from the proceeds of the Public Offering and the Private Placement, our capital stock, debt or a combination of these in effecting our initial Business Combination. Our initial Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a Business Combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous Business Combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus associated with our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition to our engagement of Chardan described elsewhere in this Annual Report, we may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). We have no present intention to enter into a Business Combination with a target business that is affiliated with any of our officers, directors or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial Business Combination. Our efforts to identify a target business are not limited to a particular industry or geographic area. Although our initial efforts were focused on the information technology consulting industry we will consider opportunities in other industries.

We believe that the acquisition and operation of an established business will provide a foundation from which to build a diversified business platform. We would prefer to acquire a target business that provides an opportunity for platform growth, has an experienced and motivated management team, recurring revenues, a strong client base and a history of profitable growth. At this juncture, however, we are not limiting our search to target businesses that have historical revenues and earnings over any specific level and would take into account prospects for future growth and unique market opportunities in evaluating acquisition targets.

Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	return on equity or invested capital;

●	market capitalization or enterprise value;

●	experience and skill of management and availability of additional personnel;

●	potential to expand geographic presence, client base and/or product and service offerings;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our current officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a Business Combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial Business Combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a Business Combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination, although we may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. We currently anticipate structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a Business Combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise owns or acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific Business Combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial Business Combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the Business Combination is fair to our unaffiliated stockholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Stockholder Approval of Business Combination

In connection with any proposed Business Combination, we will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed Business Combination, into a portion of the aggregate amount then on deposit in the Trust Account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company shareholders or a purchase of stock of the target company; however, Nasdaq rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our certificate of incorporation; however, Nasdaq rules would require us to obtain stockholder approval of such a transaction if we seek to issue shares representing 20% or more of our outstanding shares as consideration.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will provide our stockholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

●	permit stockholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide stockholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of Common Stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 83.4% or more of the shares of Common Stock sold in the Public Offering exercise conversion rights, the Business Combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to Chardan in an amount equal to 2.0% of the total gross proceeds raised in the Public Offering as described elsewhere in this Annual Report, less up to 30% of such fee that we may allocate to one or more other advisors that assist us in identifying or consummating an initial Business Combination, any out-of-pocket expenses incurred by our insiders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and Business Combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, our net tangible asset threshold may limit our ability to consummate such initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a Business Combination unless the number of shares of Common Stock seeking conversion rights is significantly less than the 83.4% indicated above. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of the Public Offering (or 24 months from the closing of the Public Offering if the period of time in which we can complete a Business Combination has been extended by the full amount, as described below) in order to be able to receive a portion of the Trust Account.

Our insiders, officers and directors have agreed (1) to vote any shares of Common Stock owned by them in favor of any proposed Business Combination, (2) not to convert any shares of Common Stock into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of our Amended and Restated Certificate of Incorporation relating to stockholders’ rights or pre-Business Combination activity or (3) not sell any shares of Common Stock in any tender in connection with a proposed initial Business Combination.

None of our officers, directors, insiders or their affiliates has indicated any intention to purchase Units or shares of Common Stock in the open market or in private transactions. However, if we hold a meeting to approve a proposed Business Combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed Business Combination, our officers, directors, insiders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, insiders or their affiliates will not make purchases of shares of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Conversion Rights

At any meeting called to approve an initial Business Combination, any public stockholder, whether voting for or against such proposed Business Combination, will be entitled to demand that his or her shares of Common Stock be converted for a full pro rata portion of the amount then in the Trust Account (initially $10.35 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our Common Stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers, or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of Common Stock sold in the Public Offering. Such a public stockholder would still be entitled to vote against a proposed Business Combination with respect to all shares of Common Stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed Business Combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of Common Stock sold in the Public Offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders, officers or directors will have the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of our Amended and Restated Certificate of Incorporation relating to stockholders’ rights or pre-Business Combination activity with respect to any shares of Common Stock owned by them, directly or indirectly, whether acquired prior to the Offering or purchased by them in the Offering or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the Business Combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed Business Combination and the proposed Business Combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his or her shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed Business Combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed Business Combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial Business Combination within 18 months of the closing of the Public Offering, we may extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months after the closing of the Public Offering to complete a business combination). Our ability to extend the time available for us to consummate our initial Business Combination is conditioned upon the deposit by our initial stockholders or their affiliates or designees into the Trust Account of $200,000 prior to the applicable deadline for each three-month extension. Our initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination.

The factors that we will consider in determining whether we extend the period during which may complete a Business Combination will likely include:

●	the status of discussions and negotiations with potential acquisition targets;

●	management’s assessment of the likelihood of completing a Business Combination within the extension period;

●	the costs then incurred to date in pursuing a Business Combination and the funds then remaining available outside the Trust Account; and

●	the willingness of our initial stockholders or their affiliates or designees to deposit additional funds in the Trust Account.

The $200,000 deposit required to extend the period during which we may complete a Business Combination must be deposited into the Trust Account no later than 11:59 p.m., New York City time, on the last day of the initial 18 month period or the initial extension period, as applicable. If we extend the period during which we can complete a Business Combination, we will issue a press release no later than 9:00 a.m. New York City time on the first business day after the expiration of the initial 18 month period or initial extension period, as applicable. For these purposes, a business day means any day other than a Saturday, Sunday or U.S. federal holiday. We do not anticipate that disclosure of the factors giving rise to the extension will be provided in any such extension announcement.

Liquidation if No Business Combination

If we do not complete a Business Combination within 18 months from the closing of the Public Offering (or up to a total of 24 months from the closing of the Public Offering if the period of time in which we can complete a Business Combination has been extended by the full amount), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the Rights and Warrants will expire, holders of Rights and Warrants will receive nothing upon a liquidation with respect to such Rights and Warrants, respectively, and the Rights and Warrants will be worthless. If we do not complete a Business Combination within the required time period, only holders of shares issued in our Public Offering will be entitled to receive redemption proceeds from the Trust Account, and it is likely that shares initially issued in private transactions will be worthless.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a Business Combination with utilizing the net proceeds of the Public Offering, our ability to compete in completing a Business Combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial Business Combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of Common Stock held by our public stockholders may reduce the resources available to us for our initial Business Combination;

●	our outstanding Rights, Warrants and unit purchase options, and the potential future dilution they represent;

●	our obligation to ensure that if we enter into a definitive agreement for a Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Common Stock will receive in the transaction on an as-converted into Common Stock basis (for instance, if the Business Combination would result in each share of Common Stock outstanding being exchanged for two shares of Common Stock, each right would result in the holder receiving two-tenths (2/10) of a share of Common Stock upon consummation of such Business Combination);

●	our obligation to pay the deferred underwriting commission to Chardan upon consummation of our initial Business Combination;

●	our obligation to either repay or issue Private Units upon conversion of up to $1,700,000 of working capital loans that may be made to us by our insiders, officers, directors or their affiliates;

●	our obligation to register the resale of the shares of our Common Stock held by our insiders and their transferees (the “Insider Shares”), as well as the Private Units (and underlying securities) and any shares issued to our insiders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a Business Combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial Business Combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in connection with an initial Business Combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial Business Combination, we may not have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 800 West Main Street, Suite 204, Freehold, New Jersey 07728. The cost for this space is included in the $10,000 per-month fee (subject to deferral as described herein) payable to Jensyn Integration Services, LLC, a company controlled by our insiders, for office space, utilities and secretarial services. Our agreement with Jensyn Integration Services, LLC provides that commencing on the date that our securities are first listed on the Nasdaq Capital Market and until we consummate a Business Combination, such office space, as well as utilities and secretarial services, will be made available to us as may be required from time to time. We believe that the fee charged by Jensyn Integration Services, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, once a suitable target business to consummate our initial Business Combination has been located, management will spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to consummation of our initial Business Combination.

Item 1A. Risk Factors

The risks and uncertainties described below are those specific to the Company that we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this Annual Report and to review any additional risks discussed in our filings with the SEC.

Risks Associated with Our Business

We are a newly formed development stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

If we are unable to consummate our initial Business Combination, our public stockholders may be forced to wait more than 24 months before receiving distributions from the Trust Account.

We will have until 18 months from the closing of the Public Offering (or up to a total of 24 months from the closing of the Public Offering if we have elected to extend the time in which we can complete a Business Combination by the full amount) to consummate our initial Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the Trust Account if we are unable to complete our initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination.

We will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will consummate our initial Business Combination even if holders of a majority of our public shares do not approve of the Business Combination. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination instead of conducting a tender offer.

Our public stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the Public Offering are intended to be used to complete our initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial Business Combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419, our Units became immediately tradable, we are entitled to withdraw certain amounts from the funds held in the Trust Account prior to the completion of our initial Business Combination and we have a longer period of time to complete such a Business Combination than we would if we were subject to Rule 419.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report regarding our acquisition criteria or guidelines would no longer apply.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report although we have no current intention to do so. For instance, as required by Nasdaq, we currently anticipate structuring a Business Combination with one or more target businesses having an aggregate fair market value that is at least equal to 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a letter of intent or definitive agreement for a Business Combination. However, we could be delisted from Nasdaq and therefore no longer be required to meet this requirement. Furthermore, there are numerous agreements between us and our affiliates that could be amended between the parties without approval of public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this Annual Report (such as the voting, transfer and liquidation restrictions agreed to by the holders of the Insider Shares described in the prospectus associated with the Public Offering, the indemnification obligations of our insiders described below and the obligations of our insiders to pay the cost of liquidation if the funds held outside the Trust Account are insufficient for such purposes) may no longer apply.

If we deviate from the acquisition criteria or guidelines set forth in this Annual Report, holders of our securities may have rescission rights or may bring an action for damages against us or we could be subject to civil or criminal actions taken by governmental authorities.

If we were to elect to deviate from the acquisition criteria or guidelines set forth in this Annual Report or in the prospectus associated with the Public Offering, each person who purchased Units in the Public Offering and still held such securities upon learning of the facts relating to the deviation may seek rescission of the purchase of the Units he or she acquired in the Public Offering (under which a successful claimant has the right to receive the total amount paid for his or her securities pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or bring an action for damages against us (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of a security). In such event, we could also be subject to civil or criminal actions taken by governmental authorities. For instance, the SEC can seek injunctions under Section 20(b) of the Securities Act if it believes a violation under the Securities Act has occurred or is imminent. The SEC can also seek civil penalties under Sections 20(d) and 24 if a party has violated the Securities Act or an injunctive action taken by the SEC or if a party willfully, in a registration statement filed under the Securities Act, makes any untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading. Furthermore, Section 20 allows the SEC to refer matters to the attorney general to bring criminal penalties against an issuer.

We may issue shares of our capital stock to complete our initial Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Amended and Restated Certificate of Incorporation currently authorizes the issuance of up to 15,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering and the purchase of the private units (assuming no exercise of the underwriters’ over-allotment option), there were approximately 6,227,300 authorized but unissued shares of Common Stock available for issuance (after appropriate reservation for the issuance of the shares (i) underlying the public rights and private rights issuable upon consummation of our initial Business Combination, (ii) issuable upon exercise of the public warrants and private warrants, and (iii) underlying the unit purchase option being issued to Chardan and/or its designees). Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our initial Business Combination. The issuance of additional shares of Common Stock or preferred stock:

●	may significantly reduce the equity interest of investors in our securities;

●	may subordinate the rights of holders of shares of Common Stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Common Stock;

●	may cause a change in control if a substantial number of shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of Common Stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. However, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We will be limited to the funds held outside of the Trust Account to fund our search for target businesses and to complete our initial business combination.

Of the net proceeds of the Public Offering and Private Placement offering, $85,000 was initially available to us outside the Trust Account to fund our working capital requirements. Although we may use interest earned on the proceeds held in the Trust Account to pay any tax obligations we may owe, interest earned on funds in the Trust Account may not be used to meet our working capital obligations. Accordingly, if we use all of the funds held outside of the Trust Account, we may not have sufficient funds available with which to structure, negotiate or close our initial Business Combination. In such event, we would need to borrow additional funds from our insiders, officers or directors to operate or may be forced to liquidate. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial Business Combination.

We may not have sufficient working capital to cover our operating expenses.

Following the consummation of the Public Offering and after paying offering related expenses, the amounts available to us to pay our operating expenses have consisted primarily of the approximately $790,320 of loans and advances from our insiders and a related party and $85,000 from the Public Offering and Private Placement initially held outside of the Trust Account. Additionally, we may delay payment of the $10,000 monthly fee payable to Jensyn Integration Services, LLC upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination, with any such unpaid amount accruing without interest and becoming due and payable no later than the date of the consummation of our initial Business Combination. Our audit committee has determined to defer the payment of the monthly fee. However, the amounts available to us, even if we do not pay the $10,000 monthly fee to Jensyn Integration Services, LLC, may not be sufficient to fund our operating expenses. As of December 31, 2016, we had only $1,438 of funds held outside the trust. As a result, we will need to borrow funds from our insiders, officers or directors or from third parties to continue to operate. Our Principal Shareholders have agreed to loan us up to $1,700,000 in the aggregate, however if we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial Business Combination.

Reimbursement of out-of-pocket expenses incurred by our insiders, officers, directors or any of their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and Business Combinations, could reduce the funds available to us to consummate a Business Combination. In addition, an indemnification claim by one or more of our officers and directors in the event that any of them are sued in their capacity as an officer or director could also reduce the funds available to us outside of the Trust Account.

We reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses incurred in connection with certain activities on our behalf, such as identifying and investigating possible business targets for a Business Combination. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, that, to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account that may be released to us, such expenses would not be reimbursed by us unless we consummate an initial Business Combination. In addition, pursuant to our Amended and Restated Certificate of Incorporation and Delaware law, we may be required to indemnify our officers and directors in the event that any of them are sued in their capacity as an officer or director. We have also entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Certificate of Incorporation and under Delaware law. In the event that we reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses prior to the consummation of a Business Combination or are required to indemnify any of our officers or directors pursuant to our Amended and Restated Certificate of incorporation, Delaware law, or the indemnity agreements that we have entered into with them, we would use funds available to us outside of the Trust Account. Any reduction in the funds available to us could have a material adverse effect on our ability to locate and investigate prospective target businesses and to structure, negotiate, conduct due diligence in connection with or consummate our initial Business Combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.35.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an initial Business Combination within the required time period, our insiders have agreed that they will be jointly and severally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, our insiders may not be able to meet such obligation as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that our insiders will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders if they should fail to satisfy their obligations under this agreement and instead will only be liable to us. Therefore, the per share redemption or conversion amount received by public stockholders may be less than approximately $10.35 due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share redemption or conversion amount received by public stockholders may be less than $10.35.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial Business Combination within 18 months from the closing of the Public Offering (or 24 months from the closing of the Public Offering if we have elected to extend the time in which we can complete a Business Combination by the full amount), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Unlike other blank check companies, our Units are comprised of Common Stock, warrants to purchase one-half of one share of our Common Stock and rights, rather than units comprised of Common Stock and warrants to purchase one share of our Common Stock.

Unlike other blank check companies that sell units comprised of shares of Common Stock and warrants to purchase one share of Common Stock in their initial public offerings, we issued Units comprised of shares of Common Stock, warrants to purchase one-half of one share of our Common Stock and rights automatically entitling the holder to receive one-tenth of a share of Common Stock upon consummation of our initial Business Combination. Neither the rights nor the warrants will have any voting rights and each will expire and be worthless if we do not consummate an initial Business Combination. Furthermore, no fractional shares will be issued upon exercise of the warrants. As a result, unless you acquire at least two warrants, you will not be able to receive a share of Common Stock upon exercise of your warrants. Accordingly, investors in the Public Offering were not issued as many shares as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our company.

Holders of Rights and Warrants will not have redemption rights if we are unable to complete an initial Business Combination within the required time period.

If we are unable to complete an initial Business Combination within the required time period and we redeem our outstanding public shares using the funds held in the Trust Account, the Rights and Warrants will expire and holders thereof will not receive any of such proceeds with respect to such Rights and Warrants, respectively.

Since we have not yet selected a particular industry or target business with which to complete our initial Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search on target businesses operating in or providing services to the information technology consulting industry, we may consummate our initial Business Combination with a target business in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate our initial Business Combination. To the extent we complete our initial Business Combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that our initial Business Combination occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination may limit the type and number of companies that we may complete such a Business Combination with.

Pursuant to the Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. This restriction may limit the type and number of companies that we may complete a Business Combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the Trust Account.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise owns or acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. None of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial Business Combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial Business Combination, however, remains to be determined. Although some of our key personnel will serve in senior management or advisory positions following our initial Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to consummate our initial Business Combination with.

We may consummate a Business Combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial Business Combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our insiders, officers, directors and their affiliates may be owed reimbursement for out-of-pocket expenses which may cause them to have conflicts of interest in determining whether a particular Business Combination is most advantageous.

Our insiders, officers, directors and their affiliates may incur out-of-pocket expenses in connection with certain activities on our behalf, such as identifying and investigating possible business targets and combinations. We have no policy that would prohibit these individuals and their affiliates from negotiating the reimbursement of such expenses by a target business. As a result, the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Members of our management team may have affiliations with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Members of our management team may have affiliations with companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial Business Combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the potential conflicts of interest of our management, see the section titled, “Management – Conflicts of Interest.”

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

In light of the involvement of our insiders, officers, directors and director nominees with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers, directors and director nominees. Our directors and director nominees also serve as officers and board members for other entities, including, without limitation, those described under “Management – Conflicts of Interest.” Our insiders, officers, directors and director nominees are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination, such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the Business Combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or insiders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The shares beneficially owned by our insiders, officers and directors will not participate in a redemption and, therefore, our insiders, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial Business Combination.

Our insiders, officers and directors have waived their right to convert their Insider Shares, Private Units, or to redemption rights with respect to their Insider Shares, Private Units if we are unable to consummate our initial Business Combination. Accordingly, these securities will be worthless if we do not consummate our initial Business Combination. Any Rights and Warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial Business Combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

If we are unable to consummate a Business Combination, any loans made by our insiders, officers, directors or their affiliates would not be repaid, resulting in a potential conflict of interest in determining whether a potential transaction is in our stockholders’ best interest.

In order to meet our working capital needs, our Principal Shareholders have agreed to loan us up to $1,700,000 in the aggregate. At December 31, 2016, $789,320 of such loans were outstanding. The loans are non-interest bearing and will be payable at the consummation of a Business Combination. If we fail to consummate a Business Combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and out stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one Business Combination with the proceeds of the Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial Business Combination with a single target business, although we have the ability to simultaneously consummate our initial Business Combination with several target businesses. By consummating a Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

Alternatively, if we determine to simultaneously consummate our initial Business Combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete the Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable Business Combination or optimize our capital structure.

If our initial Business Combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our initial Business Combination. In the event that the Business Combination involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive Business Combination available to us.

We may be unable to consummate an initial Business Combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the Trust Account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial Business Combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial Business Combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months (assuming the period of time to complete a Business Combination has been extended by the full amount) in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

We will offer each public stockholder the option to vote in favor of the proposed Business Combination and still seek conversion of his, her or its shares.

In connection with any meeting held to approve an initial Business Combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of Common Stock converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed Business Combination; provided that a stockholder must in fact vote for or against a proposed Business Combination in order to have his, her or its shares of Common Stock converted to cash. If a stockholder fails to vote for or against a proposed Business Combination, that stockholder would not be able to have his, her or its shares of Common Stock so converted. We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. The exercise of conversion rights with respect to more than 3,252,836 shares would reduce our net tangible assets to below $5,000,001. Accordingly, public stockholders owning up 3,252,836 shares of Common Stock sold in the Public Offering may exercise their conversion rights and we could still consummate a proposed Business Combination so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed Business Combination. This threshold and the ability to seek conversion while voting in favor of a proposed Business Combination may make it more likely that we will consummate our initial Business Combination.

A public stockholder that fails to vote either in favor of or against a proposed Business Combination will not be able to have his, her or its shares converted to cash.

In order for a public stockholder to have his, her or its shares converted to cash in connection with any proposed Business Combination, that public stockholder must vote either in favor of or against a proposed Business Combination. If a public stockholder fails to vote in favor of or against a proposed Business Combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his, her or its shares of Common Stock so converted to cash in connection with such Business Combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares of Common Stock sold in the Public Offering.

In connection with any meeting held to approve an initial Business Combination, we will offer each public stockholder (but not our insiders, officers or directors) the right to have his, her or its shares of Common Stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of such public stockholder, or any other person with whom he, she or it is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares of Common Stock sold in the Public Offering. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchased more than 20% of the shares of Common Stock sold in the Public Offering and our proposed Business Combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of Common Stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial Business Combination, and the market price of our shares of Common Stock may not exceed the per-share conversion price.

We may require public stockholders who wish to convert their shares of Common Stock in connection with a proposed Business Combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial Business Combination, each public stockholder will have the right, regardless of whether he, she or it is voting for or against such proposed Business Combination, to demand that we convert his, her or its shares of Common Stock into a share of the Trust Account. We may require public stockholders seeking to convert their shares, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at least two business days prior to the vote on the initial Business Combination ( a tender of shares is always required in connection with a tender offer). In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares of Common Stock to comply with the delivery requirements discussed above for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed Business Combination is not approved.

If we require public stockholders who wish to convert their shares of Common Stock to comply with the delivery requirements discussed above for conversion and such proposed Business Combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed Business Combination until we have returned their securities to them. The market price for our shares of Common Stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive Business Combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in consummating our initial Business Combination with certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a Business Combination with certain target businesses. Furthermore, seeking stockholder approval of our initial Business Combination may delay the consummation of a transaction. Additionally, our rights and warrants, and the future dilution they represent (entitling the holders to receive shares of our Common Stock on exercise of the warrants or, with respect to the rights, on consummation of our initial Business Combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial Business Combination.

Our ability to consummate an attractive Business Combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will be a company or companies operating in or providing services to the information technology consulting industry and will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to consummating an initial Business Combination with us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial Business Combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial Business Combination.

We may be unable to obtain additional financing, if required, to complete our initial Business Combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Public Offering will be sufficient to allow us to consummate a Business Combination, because we have not yet finalized any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of the Public Offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of Common Stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our insiders, officers and directors, will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our insiders (including our Special Advisors), officers and directors, collectively own 9.2% of our issued and outstanding shares of Common Stock. None of our insiders, officers, directors, director nominees or their affiliates has indicated to us any intention to purchase shares from persons in the open market or in private transactions. However, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed Business Combination, our insiders, officers and directors have agreed to vote the shares of Common Stock owned by them immediately before the Public Offering as well as the private shares and any shares of Common Stock acquired in the Public Offering or in the aftermarket in favor of such proposed Business Combination.

Our board of directors is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, in which case all of the current directors will continue in office until at least the consummation of the Business Combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial Business Combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purpose of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of Common Stock and the existence of these rights may make it more difficult to effect our initial Business Combination.

Our insiders are entitled to make a demand that we register the resale of the Insider Shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the Private Units and our insiders, officers, directors or their affiliates are entitled to demand that we register the resale of the Private Units (and underlying securities of each) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us commencing on the date that we consummate our initial Business Combination. The presence of these additional shares of Common Stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial Business Combination or increase the cost of consummating our initial Business Combination with the target business, as the stockholders of the target business may be discouraged from entering into a Business Combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Common Stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a Business Combination; or (ii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

The requirement that we complete our initial Business Combination within 18 or 24 months from the closing of the Public Offering may give potential target businesses leverage over us in negotiating our initial Business Combination.

We have 18 months from the closing of our offering (or a total of up to 24 months from the closing of the Public Offering if we have elected to extend the time in which we can complete a Business Combination by the full amount) to complete our initial Business Combination. Any potential target business with which we enter into negotiations concerning a Business Combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete a Business Combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with if it is an entity that is affiliated with any of our insiders, officers or directors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.35 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control over financial reporting, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control over financial reporting, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial Business Combination.

We have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders and potential acquisition targets could lose confidence in our financial reporting, which could harm the trading price of our stock and make us less attractive to target companies that we seek to acquire.

In connection with its audit of our financial statements for the year ended December 31, 2016, our independent registered public accounting firm identified that we had not accrued a material liability. The error resulted from an inadequate control procedure and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. We plan to take steps to remedy this material weakness during 2017, including a review of transactions by senior management to appropriately recognize transactions in the proper accounting period. Inferior internal control could cause investors and acquisition targets to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and make us less attractive to target companies that we seek to acquire.

We are an emerging growth company within the meaning of the Securities Act, and certain exemptions from disclosure requirements available to emerging growth companies could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we would be permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first public sale of Units, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Until such time that we lose “emerging growth company” status, it is unclear if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our stock prices may be more volatile and could cause our stock prices to decline.

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial Business Combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial Business Combination with a target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial Business Combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial Business Combination with a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Provisions in our Amended and Restated Certificate of Incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

Our Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we may use, whether or not that are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 800 West Main Street, Freehold, New Jersey 07728. The cost for this space is included in the $10,000 per-month fee Jensyn Integration Services, LLC, a company controlled by our insiders, charges us for office space, utilities and secretarial services pursuant to a letter agreement between us and Jensyn Integration Services, LLC. We may delay payment of the $10,000 monthly fee payable to Jensyn Integration Services, LLC upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination, with any such unpaid amount accruing without interest and becoming due and payable no later than the date of the consummation of our initial Business Combination. Our audit committee has determined to defer payment of the monthly fee. We believe that the fee charged by Jensyn Integration Services, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, common stock, warrants and rights are traded on the Nasdaq Capital Market under the symbol JSYNU, JSYN, JSYNW and JSYNR, respectively. The following table sets forth the high and low sales prices for our Units since our Units began public trading on March 3, 2016 and our common stock, warrants and rights began public trading on April 26, 2016.

	Units (JSYNU)		Common Stock (JSYN)		Warrants (JSYNW)		Rights (JSYNR)
	High	Low	High	Low	High	Low	High	Low
2016
First Quarter	$10.01	$9.91	-	-	-	-	-	-
Second Quarter	$10.14	$9.95	$12.00	$9.75	$0.17	$0.06	$0.252	$0.08
Third Quarter	$10.58	$10.05	$10.06	$9.87	$0.092	$0.0425	$0.25	$0.14
Fourth Quarter	$10.49	$10.17	$10.18	$10.03	$0.115	$0.04	$0.22	$0.12

2017
First Quarter (through March 24, 2017)	$10.85	$10.35	$10.238	$10.015	$0.3099	$0.0949	$0.4207	$0.20

Holders

As of March 24, 2017, we have 14 holders of record of our Units, 25 holders of record of our Common Stock and one holder of record of each of our Rights and Warrants.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends subsequent to the completion of our initial Business Combination will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds From The Offering and Private Placement

We consummated the Offering of 3,900,000 Units on March 7, 2016 generating gross proceeds of $39,000,000. Simultaneously with the closing of the Offering, we also consummated a private placement of 294,500 Private Units at $10 per unit generating additional gross proceeds of $2,945,000.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the Offering and the private placement, although substantially all of the net proceeds are intended to be generally applied toward consummating our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended is expected to be used as working capital to finance the operations of the target business.

Repurchases of Equity Securities

During 2015 and 2016, we did not repurchase any of our equity securities. However, our insiders forfeited a total of 287,500 shares of Common Stock in November 2015 and a total of 175,000 shares of Common Stock in 2016.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301c of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At December 31, 2016, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through December 31, 2016 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

We consummated the Public Offering of 3,900,000 units (“Units”) in March 2016, generating gross proceeds of $39,000,000, which is described in Note 2 to the Financial Statements. Simultaneously with the closing of the Public Offering, we also consummated a private placement of 294,500 units (“Private Units”) at $10 per unit generating additional gross proceeds of $2,945,000 (inclusive of the Public Offering, the “Total Offering”).

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

For the year ended December 31, 2016, we incurred a net loss of $434,228, which consists primarily of $190,230 incurred for accounting and professional services, $66,137 for legal expenses, $100,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $44,150 incurred for franchise taxes and related fees, $40,150 incurred for D&O insurance, $36,600 for stock compensation expense, $31,500 for NASDAQ fees, $33,035 for other general and administrative expenses, and $848 of interest expense offset by $108,422 of interest income from the trust investments.

For the year ended December 31, 2015, we incurred a net loss of $130,326, which consists primarily of $104,925 incurred for accounting and professional services, $22,288 incurred for D&O insurance, $2,739 for other general and administrative expenses, and $374 of interest expense.

Our operating expenses for both years ended December 31, 2016 and 2015 principally consisted of expenses related to public filings and to a lesser extent, general and administrative expenses including insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Our cash balance as of December 31, 2016 was $1,438. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our four principal shareholders (the “Principal Shareholders”) and an affiliate in an aggregate amount of $790,320 (each as described in Note 3), and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in total offering related costs, including a $1,170,000 underwriting discount paid to underwriters and $780,000 deferred underwriting commission.

We intend to use substantially all of the net proceeds of the Total Offering, including the funds held in the Trust Account, in connection with our initial Business Combination and to pay our expenses relating thereto. The expenses include a fee payable to Chardan Capital Markets, LLC in an amount equal to 2.0% ($780,000) of the total gross proceeds raised in the Public Offering upon consummation of our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We believe that our cash balance as of December 31, 2016 not held in the Trust Account and additional investments from our Principal Shareholders will be sufficient to allow us to operate through at least March 31, 2018, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. We anticipate that we will pay approximately:

●	$60,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination;

●	$170,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$180,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including stock related expenses (listing fees and transfer agent costs) and director and officer liability insurance premiums.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2016, we did not have any off-balance sheet arrangements. At December 31, 2016, we have long-term debt due to related parties of $790,320. This debt is unsecured, non-interest bearing and payable the earlier of the date of the consummation of an initial Business Combination or March 31, 2018. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Accordingly, at December 31, 2016, 3,252,836 of the 5,169,500 public shares outstanding were classified outside of permanent equity at their redemption value.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years
Fee payable to Jensyn Integration Services, LLC for office space and general and administrative services	$140,000	$120,000	$20,000

Total	$140,000	$120,000	$20,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2016, we are not subject to any market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

JENSYN ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Jensyn Acquisition Corp.

We have audited the accompanying balance sheets of Jensyn Acquisition Corp. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. Jensyn Acquisition Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jensyn Acquisition Corp. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey

March 27, 2017

Jensyn Acquisition Corp.

Balance Sheets

	As of	As of
	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$1,438	$36,325
Prepaid insurance and other	6,903	247
Total Current Assets	8,341	36,572

Cash and investments held in trust account	40,473,422	-
Deferred offering costs associated with public offering	-	226,824
Total Assets	$40,481,763	$263,396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities - Accounts payable and accrued expenses	$244,576	$85,180

Deferred underwriting compensation	780,000	-
Long-term liabilities - notes and advances payable - related parties	790,320	362,320
Total Liabilities	1,814,896	447,500

Common stock subject to possible redemption: 3,252,836 shares (at redemption value of $10.35 per share)	33,666,852	-

Commitments and contingencies
Stockholders’ Equity (Deficiency):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 1,916,664 and 1,150,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively (excluding 3,252,836 and 0 shares subject to possible redemption at December 31, 2016 and December 31, 2015, respectively)	192	115
Additional paid-in-capital	5,643,184	24,914
Accumulated deficit	(643,361)	(209,133)
Total Stockholders’ Equity (Deficiency)	5,000,015	(184,104)
Total Liabilities and Stockholders’ Equity (Deficiency)	$40,481,763	$263,396

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Operations

	For the years ended
	December 31, 2016	December 31, 2015

General and Administrative Costs
Professional fees	$256,367	$104,925
Insurance	40,150	22,288
Office expense-related party	100,000	-
Other	145,285	2,739

Total general and administrative costs	541,802	129,952

Operating Loss	(541,802)	(129,952)

Other income and (expense):
Interest income	108,422	-
Interest expense	(848)	(374)

Net Loss	$(434,228)	$(130,326)

Weighted average common shares outstanding - basic and diluted	1,887,614	1,370,548

Net loss per common share - basic and diluted	$(0.23)	$(0.10)

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Changes in Stockholders’ Equity (Deficiency)

For the years ended December 31, 2016 and 2015

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, January 1, 2015	1,150,000	$115	$24,885	$(78,807)	$(53,807)
Sale of Common Stock	287,500	29	-	-	29
Forfeiture of Common Stock	(287,500)	(29)	29	-	-
Net Loss from Operations	-	-	-	(130,326)	(130,326)
Balance, December 31, 2015	1,150,000	115	24,914	(209,133)	(184,104)
Sale of Units in IPO	3,900,000	390	36,628,109	-	36,628,499
Sale of Units in Private Placement	294,500	30	2,619,970	-	2,620,000
Issuance of underwriter purchase option	-	-	100	-	100
Forfeiture of Common Stock	(175,000)	(18)	18	-	-
Common shares subject to redemption	(3,252,836)	(325)	(33,666,527)	-	(33,666,852)
Expenses paid by related parties via transfer of common stock	-	-	36,600	-	36,600
Net Loss from Operations	-	-	-	(434,228)	(434,228)
Balance, December 31, 2016	1,916,664	$192	$5,643,184	$(643,361)	$5,000,015

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Cash Flows

	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash flows from operating activities:
Net loss	$(434,228)	$(130,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties via transfer of common stock	36,600	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	27,264	16,627
Interest income in cash and investments held in trust account	(108,422)	-
Changes in accounts payable and accrued expenses	106,844	(4,823)
Net cash used in operating activities	(371,942)	(118,522)

Cash flows from investing activities:
Investment in restricted cash and investments	(40,473,422)	-
Interest income in cash and investments held in trust account	108,422	-
Net cash used in investing activities	(40,365,000)	-

Cash flows from financing activities:
Proceeds from note payable- stockholders	428,000	246,320
Proceeds from sale of units in IPO, net of offering costs	37,687,975	-
Proceeds from private placement of units, net of offering costs	2,620,000	-
Payments for deferred offering costs	-	(85,414)
Principal payments on short-term loan	(33,920)	(16,875)
Proceeds from sale of common stock to initial stockholders	-	29
Net cash provided by financing activities	40,702,055	144,060

Increase (decrease) in cash	(34,887)	25,538
Cash at beginning of year	36,325	10,787
Cash at end of year	$1,438	$36,325

Non-cash financing transactions:
Loan for prepaid insurance	$16,993	$16,875
Refinancing of prepaid insurance loan	(13,283)	-
Loan for prepaid insurance	30,210	-
Offering costs included in accounts payable and accrued expenses	52,653	66,410
Cost for underwriter option included as reduction in accounts payable due to underwriter	100	-
Proceeds from company’s public offering recorded as common shares subject to possible redemption	(33,666,852)	-
Deferred underwriter commission	(780,000)	-

Supplemental disclosures:
Interest paid	848	374

See accompanying notes to financial statements

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

At December 31, 2016, the Company had not yet commenced any meaningful operations. All activity through December 31, 2016 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At December 31, 2016 the Trust Account consists of investments in money market funds in one financial institution.

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

The Company will consummate the initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause net tangible assets to be less than $5,000,001. The Company will either (1) seek stockholder approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide Company stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholder approval of the proposed Business Combination or allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require seeking stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial Business Combinations and related conversions of public shares for cash upon consummation of such initial Business Combinations even when a vote is not required by law, the Company will have the flexibility to avoid such stockholder vote and allow stockholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, the Company will file tender offer documents with the SEC that will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules.

The initial per public share redemption or conversion price will be $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders.

Liquidity

At December 31, 2016, the Company had $1,438 in cash and a working capital deficiency of $236,235. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Based on funding commitments from the Principal Shareholders (see Note 3), the Company believes it will have sufficient funding to meet its obligations through at least March 31, 2018.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts reflected in the balance sheets given their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Securities Held in Trust Account

At December 31, 2016 and 2015, the assets held in the Trust Account were valued at $40,473,422 and $0, respectively. During 2016, the assets held in the Trust Account were invested in treasury bills and money market funds. At December 31, 2016, all assets in the Trust Account were invested in money market funds at one financial institution. Due to the short term nature of this investment, the fair value approximates the carrying amounts reflected in the balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016 or 2015. At December 31, 2016 and 2015, there are no uncertain tax positions.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity.

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

Accordingly, at December 31, 2016, 3,252,836 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value. At December 31, 2015, there were no common shares outstanding classified outside of permanent equity at their redemption value.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how reporting entities must disclose going concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The FASB believes that requiring management to perform the assessment will enhance the timeliness, clarity, and consistency of related disclosures and improve convergence with International Financial Reporting Standards (“IFRS”) (which emphasize management’s responsibility for performing the going concern assessment). However, the time horizon for the assessment (look-forward period) and the disclosure thresholds under U.S. GAAP and IFRSs will continue to differ. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted the ASU for the year ended December 31, 2016. The adoption of the ASU did not have a material impact on the financial statements.

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

Note 3 — Related Party Transactions

At December 31, 2015 the four principal stockholders (the “Principal Shareholders”) of the Company and Jensyn Capital, LLC, an affiliate owned by the Principal Shareholders (collectively, the “Insider Shareholders”), held an aggregate of 1,150,000 shares of common stock (the “Insider Shares”) acquired for an aggregate purchase price of $25,029 or approximately $0.02 per share. During the period from January 1, 2016 to March 31, 2016, the Principal Shareholders forfeited 28,750 shares of common stock and agreed to transfer an aggregate of 136,864 shares to Directors, Jensyn Capital, and other transferees (all Permitted Transferees as defined in the Registration Statement). In addition, the Insider Shareholders forfeited an additional 146,250 shares in April 2016, since the underwriter’s over-allotment option was not exercised, and transferred an aggregate of 4,000 shares to a Director in December 2016.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $250,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $789,320 and $361,320 was outstanding to the Principal Shareholders at December 31, 2016 and 2015, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, the Principal Shareholders incurred approximately $29,945 and $0 for Company expenses that are included in accounts payable, respectively.

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of the $10,000 monthly fee. As of December 31, 2016 and 2015, the Company has accrued, but not paid, $100,000 and $0 relating to this agreement, respectively.

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

During the year ended December 31, 2016, the Principal Shareholders agreed to transfer 37,000 shares of the Company’s common stock owned by them to directors and others in lieu of payment for services. As a result, for the year ended December 31, 2016, the Company recognized an expense of $36,600. No such transfers were made during the year ended December 31, 2015.

Jensyn Capital, LLC purchased an aggregate of 275,000 Private Units, at $10.00 per unit for a total purchase price of $2,750,000 on March 7, 2016 (see Note 2).

Note 4 — Income Taxes

The Company’s net deferred tax assets are as follows as of December 31, 2016 and December 31, 2015, respectively:

	2016	2015
Net operating loss carry forwards	$250,911	$81,562
Total deferred tax assets	250,911	81,562
Less: Valuation allowance	(250,911)	(81,562)
Net deferred tax asset	$—	$—

The Company has a net operating loss of approximately $434,000 that expires in 2036, $130,000 that expires in 2035 and $79,000 that expires in 2034. The ultimate realization of the related deferred tax asset is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2016 and 2015.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s common stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryovers.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2016 and December 31, 2015 is as follows:

	2016	2015
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal	(5.0)%	(5.0)%
Increase in valuation allowance	39.0%	39.0%
Effective income tax rate	—%	—%

Note 5 – Accounts Payable and Accrued Expenses

At December 31, 2016, the Company had accounts payable and accrued expenses totaling $244,576, including $67,902 due to vendors, $29,945 due to Principal Shareholders, $100,000 of accrued expenses relating to a services agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, $44,150 of accrued expenses relating to franchise taxes and related fees, and $2,579 of other accrued expenses. At December 31, 2015, the Company had accounts payable and accrued expenses of $85,180, $84,120 due to vendors and $1,060 of accrued expenses.

Note 6 — Commitments

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2016 and December 31, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2016 and 2015, 5,169,500 and 1,150,000 shares of common stock were issued and outstanding including 3,252,836 and 0 shares subject to redemption, respectively.

Note 8 — Subsequent Events

Subsequent to December 31, 2016, the Company received $80,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

On February 22, 2017, the Company withdrew $44,100 from the Trust Account in order to pay franchise taxes, in accordance with the terms of the trust agreement.

On March 7, 2017, the Company’s Audit Committee determined to defer the payment of the $10,000 monthly fee payable to an affiliate of the Principal Shareholders.

On March 7, 2017, the Company issued unsecured promissory notes to the Principal Shareholders for amounts loaned or to be loaned to the Company up to $425,000 each and cancelled the previous unsecured promissory notes to each of the same parties for $250,000. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below under “Management’s Report on Internal Control over Financial Reporting.”

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies; however, in connection with its audit of our financial statements for the year ended December 31, 2016, our independent registered public accounting firm identified that we had not accrued a material liability. The error resulted from an inadequate control procedure and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting.  We plan to take steps to remedy this material weakness during 2017, including a review of transactions by senior management to appropriately recognize transactions in the proper accounting period.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2016, except as described above, there were no changes in internal control over financial reporting

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffrey Raymond	58	President, Chief Executive Officer and Director
Rebecca Irish	55	Chief Financial Officer, Treasurer and Director
Philip Politziner	77	Director
Richard C. Cook	69	Director
Stewart Martin	52	Director

Jeffrey J. Raymond has served as our President, Chief Executive Officer and Director since our inception in October 2014. Mr. Raymond, a Managing Partner of Jensyn Integration Services, LLC, has served as President of Pylon Management, Inc., a company providing consulting services to the staffing industry since 2001, and has served as Chief Executive Officer of Slate Professional Resources, a professional staffing company, as well as Culmin Staffing Group, a performance based staffing company, since 2009. In 2005, Mr. Raymond founded Accountabilities, Inc., which became a publicly traded staffing company in 2008. In addition, he serves as a consultant/advisor to Staffing 360 Solutions, Inc., a publicly traded staffing company with over $120 million in revenues. Mr. Raymond is well qualified to serve as a director due to his background in analyzing, negotiating and providing consulting services with respect to business combinations, as well as his experience in the staffing industry and in public company governance.

Rebecca Irish has served as our Chief Financial Officer and Treasurer since our inception in October 2014 and was appointed as a member of our Board of Directors in October 2015. She is a Managing Partner of Jensyn Integration Services, LLC and has been a Managing Partner of RVR Consulting Group, a firm providing business advisory services to middle market companies, since 2009. Ms. Irish is also the co-founder and Managing Principal of Penta Mezzanine Fund, a private investment firm founded in 2011 which provides $2,000,000 to $10,000,000 customized growth capital solutions to profitable, lower-middle market companies nationwide. In mid-2009, Ms. Irish was hired at the request of a private equity firm as a turn-around specialist to serve as Chief Financial Officer of Crdentia Corp., which filed for Chapter 11 bankruptcy protection in March 2010. She served in that capacity until mid-2011. She served as the Chief Financial Officer of Arcadia Resources, Inc., a home healthcare and medical staffing company serving patients in four states, from January 2005 to May 2007. In 2001 she founded Beacon Respiratory Services, Inc., a home healthcare company which she sold to Arcadia Resources in January 2005. Prior thereto, she served as Chief Financial Officer of Rotech Medical Corporation, a public company engaged in providing home healthcare and primary physician services, which she assisted in raising over $200,000,000 in subordinated debt and equity financing and completing more than 300 acquisitions during her seven year tenure. Ms. Irish is a certified public accountant and was employed by Ernst & Young for eight years before joining Rotech Medical Corporation, providing financial and systems consulting to international public corporations. Ms. Irish is well qualified to serve as a director due to her background in serving as a Chief Financial Officer of a publicly traded company which acquired numerous companies, her experience in public company governance and the staffing industry, as well as her background in providing advisory services to companies in the staffing and other industries.

Philip Politziner has served on our board of directors since the closing of the Public Offering. Mr. Politziner was formerly a Senior Advisor at EisnerAmper LLP, an accounting firm with offices located in New York, New Jersey, Pennsylvania and California. He co-founded the accounting firm of Amper, Politziner & Mattia in 1965 and served in various capacities, including CEO, until its merger with Eisner LLP in 2010. In 2011, Mr. Politziner was named to the NJ Biz Hall of Fame in recognition of his contributions to the accounting profession and was named to the New Jersey Technology Council’s Hall of Fame as a Titan of Technology for his commitment to technology companies in the region. Mr. Politziner is well qualified to serve as an independent director due to substantial experience in public company accounting, as well as his experience in public company governance.

Richard C Cook has served on our Board of Directors since the closing of the Public Offering. Mr. Cook is the managing and sole member of Lakeview Strategies, LLC, which provides business consulting services for private companies. From April 2009 to April 2011, he served as Executive Chairman of EnteGreat, Inc., a manufacturing consulting company, in connection with providing turn-around consulting services. Mr. Cook was appointed as President and Chief Executive Officer of MAPICS, Inc., a publicly traded software firm, in July 1997 and served in that capacity until its acquisition in April 2005. Prior thereto, Mr. Cook held various positions with IBM, including Director of the Atlanta Software Development Laboratory, during a 25 year career with the company. He currently serves as a Director of the Technology Executives Roundtable, Lincor Solutions, Inc., a private company which provides patient engagement technology to healthcare providers, and Softwear Automation, a private company which builds robotic sewing machines for the carpet and apparel industry. Mr. Cook is well qualified to serve as independent director due to his substantial management experience and experience in public company governance in serving as a Chief Executive Officer of a public company, as well as his background in providing business consulting services and serving as an independent director of seven private companies during the past five years.

Stewart Martin was appointed as member of our Board of Directors in November 2016. He is Executive Vice President, Sales and Producer Development of Marsh & McLennan Agencies – Florida, a subsidiary of Marsh & McLennan Companies. He was previously Senior Vice President and a member of the Board of Directors of Seitlin Insurance and Advisors which was acquired by Marsh & McLennan Agencies, LLC in November 2011.

Special Advisors

We may seek guidance and advice from the following special advisors. We have no formal arrangement or agreement with these advisors to provide services to us and they have no obligation (fiduciary or otherwise) to present business opportunities to us.

These special advisors will provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe that with their respective business backgrounds and extensive contacts, these special advisors will be helpful to our search for a target business and our consummation of a Business Combination.

Joseph Raymond is a founder and Managing Partner of Jensyn Integration Services, LLC. Since 1998, he has been a Managing Partner of RVR Consulting Services which provides business advisory services to middle-market companies. In 2002, Mr. Raymond became the President and 50% owner of ASG, Inc., a $3.5 million construction staffing company that he was instrumental in converting within five years to a $150 million performance based staffing company with 30 offices. ASG, Inc. sold its business to ClearPoint Business Resources in 2007. In 1986, he founded Transworld Services Group, Inc., a strategic staffing company which grew to over $45 million in revenues and 4,000 employees in ten years. In 1996, Transworld Services Group, Inc. was sold to CoreStaff, Inc., a publicly traded company.

Peter Underwood is a founder, Managing Partner and Chief Technology Officer of Jensyn Integration Services, LLC and has over 20 years of software development experience in developing core java trading systems on Wall Street. He developed software the STIR (short term interest rates) and REPO desks at Warburg Dillon Reed. He was the former Senior Vice President, Director of Software Development for Wall Street Access where he developed complex options trading technologies which sold to E-Trade for over $1000 per account. As founder of Jensyn Integration Services, LLC, he grew a managed services division where he ran outsourced clearing technologies for various clearing firms on Wall Street. He was appointed as head architect in ABN AMRO and RBS acquisition (hardware reconciliation), Lord Abbett SMA workflow and Lord Abbett territory commission accounting. He was asked to perform an architectural analysis of T-Zero (a $30 million funded startup by JP Morgan to provide CDS Trading technology). Afterwards, he was asked to repair and run software development for T-Zero and Creditex (Credit Default Swap brokerage), which sold to ICE for $685 million. Further, he assisted in the formation of ICE Link which support ICE Clear Europe and ICE Trust US. One of the principal inventors of the nCino startup (www.ncino.com), Mr. Underwood continues to innovate as the Chief Technology Officer of Live Oak Bank.

Demetrios Mallios is the founder and Manager of the Aeon Funds, a family of special purpose alternative investment funds which he founded in 2012. He is the former Head of Investment Banking and a principal of Corinthian Partners, LLC, a full service securities firm and investment bank. He has had a diverse career over the past 20 years as a corporate consultant, financial advisor, investment banker, executive and entrepreneur. Previously, he was the Branch Manager of the New York office of Paulson Investment Co. and held various positions with Huading Capital, including Head of Finance & Acquisitions of its affiliate, Blossom Management International, which represented private equity funds in the United States, Hong Kong, and China. He also served as Chief Operating Officer of Ashir Group, headquartered in Beijing, which focused on Chinese small and medium sized enterprises. Prior to Ashir, he was a partner with White Stable Ventures LLC, a San Francisco based private equity firm focused on emerging growth companies. Prior to joining White Stable, Mr. Mallios was Chief Executive Officer of Xnergy Financial Corporation, a Los Angeles based boutique investment bank specializing in small and micro-cap companies.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, three of whom are deemed “independent” under SEC and NASDAQ rules. Our board of directors is divided into three classes with only one class of directors being elected at each annual meeting of stockholders and each class serving a three-year term. The term of office of the first class of directors, consisting of Jeffrey J. Raymond, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Rebecca Irish and Stewart Martin, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Philip Politziner and Richard C. Cook, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a chairman of the board, vice chairman of the board, chief executive officer, president, chief financial officer, vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

Our audit committee of the board of directors consists of Philip Politziner, Richard C. Cook and Stewart Martin, each of whom is an independent director. Mr. Politziner serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Philip Politziner qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The members of our compensation committee are Messrs. Politziner, Cook and Martin. Mr. Politziner serves as chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Politziner, Cook and Martin. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee and compensation committee charters as exhibits to the registration statement associated with the Public Offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that each of Jeffrey Raymond, Rebecca Irish, Joseph Raymond, Peter Underwood and Jensyn Capital, LLC were late in filing their respective Forms 3 and two Forms 4, and each of our independent directors was late in filing their respective Forms 3.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial Business Combination, our officers, directors, insiders and sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account.

●	The Insider Shares beneficially owned by our officers and directors will be released from escrow only if our initial Business Combination is successfully completed. Additionally, if we are unable to complete an initial Business Combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the Trust Account with respect to any of their Insider Shares or Private Units. Furthermore, our insiders (and/or their designees) have agreed that the Private Units will not be sold or transferred by them until after we have completed our initial Business Combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial Business Combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Amended and Restated Certificate of Incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. We do not believe that any of our officers and directors currently have any pre-existing fiduciary duties or contractual obligations that will materially undermine our ability to complete a Business Combination. In addition, in order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of the earlier of: (1) our consummation of an initial Business Combination; and (2) 24 months from the date of the prospectus associated with the Public Offering.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers, directors and special advisors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Jeffrey J. Raymond	Jensyn Integration Services, LLC Pylon Management, Inc. Slate Professional Resources Culmin Staffing Group	Management Consulting Consulting services Temporary staffing Temporary staffing	Managing Partner President Chief Executive Officer Chief Executive Officer
Rebecca Irish	Jensyn Integration Services, LLC RVR Consulting Group Penta Mezzanine Fund	Management Consulting Business advisory services Private investment fund	Managing Partner Managing Partner Managing Principal
Philip Politziner	EisnerAmper L.L.P.	Accounting and audit services	Senior Advisor
Richard C. Cook	Lakeview Strategies, LLC	Business consulting services	Managing Member
Stewart Martin	Marsh & McLennan Agencies - Florida	Insurance services	Executive Vice President
Joseph Raymond	Jensyn Integration Services, LLC RVR Consulting Group	Management consulting Business advisory services	Managing Partner Managing Partner
Peter Underwood	Jensyn Integration Services, LLC	Management Consulting	Managing Partner
Demetrios Mallios	Aeon Funds Corinthian Partners, LLC	Fund management Securities/Investment Banking	Manager Minority Owner

In order to minimize potential conflicts, or the appearance of conflicts, which may arise from the affiliations which certain of our officers and directors have with Jensyn Integration Services, LLC that may consider acquisition opportunities in the information technology consulting and staffing sectors, Jensyn Integration Services, LLC granted us a “right of first refusal” with respect to any opportunity to acquire 50% or more of the outstanding voting securities of any company or business in the information technology consulting and staffing sectors whose fair market value is at least equal to 80% of the balance of the Trust Account (less the deferred underwriter’s fees and taxes payable) at such time, which is the minimum size of a target business for our initial Business Combination. Pursuant to this right of first refusal, we will be entitled to pursue any such potential transaction opportunity unless and until a majority of our independent directors has determined for any reason that we will not pursue such opportunity. If a majority of our independent directors determines that the company will not pursue such opportunity, we will release Jensyn Integration Services, LLC from this right of first refusal so that it can explore such opportunity. This right of first refusal will expire upon the earlier of: (1) our consummation of an initial Business Combination and (2) 24 months from the date of the prospectus associated with the Public Offering.

Our insiders, officers and directors, have agreed to vote any shares of Common Stock held by them in favor of our initial Business Combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the Trust Account with respect to their Insider Shares and Private Units if we are unable to complete our initial Business Combination within the required time frame. If they purchase shares of Common Stock in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the Trust Account if we are unable to complete our initial Business Combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial Business Combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial Business Combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Directors and Officers

Our Amended and Restated Certificate of Incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our Amended and Restated Certificate of Incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our Amended and Restated Certificate of Incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described in the prospectus associated with the Public Offering.

Our bylaws also permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the Public Offering through the completion of our initial Business Combination with a target business, we will pay Jensyn Integration Services, LLC, company owned by our insiders, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination. The audit committee has determined to defer payment of the $10,000 monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial Business Combination.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12. Security Ownership of certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of common stock, warrants and rights as of March 24, 2017 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, warrants and rights;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount of Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Shares of Common Stock	Amount and Nature of Beneficial Ownership of Warrants	Approximate Percentage of Outstanding Warrants	Amount and Nature of Beneficial Ownership of Rights	Approximate Percentage of Outstanding Rights
Rebecca Irish	114,398	2.2%	—	—	—	—
Jeffrey J. Raymond	104,398	2.0%	—	—	—	—
Philip Politziner	19,000	(2)	—	—	—	—
Richard C. Cook	5,000	(2)	—	—	—	—
Stewart Martin	4,000	(2)	—	—	—	—
All directors and officers as a group (5 individuals)	246,796	4.8%	—	—	—	—
Polar Asset Management Partners, Inc. 401 Bay Street, Suite 1900, P.O. Box 19 Toronto Ontario M5H 2Y4, Canada	780,000	15.1%	780,000	18.6%	780,000	18.6%
Karpus Management, Inc. 183 Sully’s Trail Pittsford, New York 14534	538,275	10.4%	—	—	—	—
Boothbay Absolute Return Strategies L.P. 810 7th Avenue, Suite 615 New York, NY 10019-5818	190,000	9.0%	465,000	11.1%	465,000	11.1%
New Dimension Trading Ltd. c/o The Wilfgon Group One State Street Plaza, 29th Floor New York, NY 10004	450,000	8.7%	450,000	11.1%	450,000	11.1%
Hudson Bay Capital Management, L.P. 777 Third Avenue, 30th Floor New York, NY 10017	390,000	7.5%	—	—	—	—
Glazier Capital, LLC 250 W. 55th Street, Suite 30A New York, NY 10019	312,932	6.1%	—	—	—	—

(1)	Unless otherwise indicated, the business address of each of the individuals is 800 West Main Street, Suite 204, Freehold, New Jersey 07728; and
(2)	Less than one percent (1%)

Equity Compensation Plan

As of December 31, 2016, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2014, our insiders purchased an aggregate of 1,150,000 shares of our Common Stock and in February 2015, Jensyn Capital, LLC, an entity controlled by our insiders, purchased 287,500 shares of our Common Stock at an aggregate purchase price of approximately $25,000, or $.02 per share. In November 2015, our insiders forfeited a total of 287,500 shares and in 2016, our insiders forfeited a total of 175,000 shares. Jensyn Capital, LLC has distributed all of the shares it acquired to permitted transferees. As a result our insiders own or control a total of 475,592 Insider Shares. The Insider Shares are identical to the shares of Common Stock included in the Units sold in the Public Offering. However, Company’s insiders have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination; (B) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable), unless it provides Public Stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares; (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable); and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insiders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of Company’s Common Stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination.

Jensyn Capital, LLC, an entity controlled by our insiders, and Chardan (and/or their respective designees) purchased an aggregate of 294,500 Private Units at $10.00 per Private Unit (for a total purchase price of $2,945,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of the Public Offering on March 7, 2016.

The Private Units issued in the private placement described above are identical to the Units sold in the Public Offering. However, the holders of Private Units have agreed (A) to vote their Private Shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by public stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for our working capital requirements or to our pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of Company’s Amended and Restated Certificate of Incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by public stockholders if the Company does not complete its initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable) and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to, each as described above) until the completion of the initial Business Combination.

In order to meet our working capital needs, our Principal Shareholders have agreed loan us up to $1,700,000 in the aggregate. At December 31, 2016, $789,320 of such loans were outstanding. Each loan is evidenced by a promissory note. The notes will either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $1,700,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 187,000 shares of Common Stock if $1,700,000 of notes were so converted since the 170,000 Rights included in the Private Units would result in the issuance of 17,000 shares of Common Stock upon the closing of our Business Combination and 170,000 Warrants to purchase 85,000 shares). Our stockholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial Business Combination. If we do not complete a business combination, the $790,320 of loans from our insiders and a related party outstanding at December 31, 2016, and any other outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any.

The holders of our Insider Shares, as well as the holders of the Private Units (and underlying securities) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of Common Stock are to be released from escrow. The holders of a majority of the Private Units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of December 31, 2016, our insiders and a related party loaned to us an aggregate of $790,320 to cover expenses related to the Public Offering. The loans and advances are payable without interest no later than the date on which our initial Business Combination is consummated.

Jensyn Integration Services, LLC, a company owned by our insiders, has agreed that, through the earlier of our consummation of our initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We pay Jensyn Integration Services, LLC $10,000 per month for these services. However, pursuant to the terms of the agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination. Our audit committee has determined to defer payment of the monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination. We believe that the fee charged by Jensyn Integration Services, LLC is at least as favorable as we could have obtained from an unaffiliated person.

We have agreed to pay Chardan a deferred underwriting commission upon the consummation of our initial Business Combination in an amount equal to 2.0% of the total gross proceeds raised in the Public Offering (exclusive of any applicable finders’ fees which might become payable).

We have sold to Chardan (and/or its designees), for $100, an option to purchase up to a total of 390,000 Units exercisable at $12.00 per Unit (or an aggregate exercise price of $4,680,000) commencing on the later of the consummation of a Business Combination and six months from the date of the prospectus associated with the Public Offering. Since the option is not exercisable until the later of the consummation of a Business Combination and six months from the date of the prospectus associated with the Public Offering, and the rights will automatically result in the offering of shares of Common Stock upon consummation of a Business Combination, the option will effectively represent the right to purchase 429,000 shares of Common Stock (which includes the 39,000 shares of Common Stock issuable for the rights included in the Units), and 390,000 Warrants to purchase 195,000 full shares, for $4,680,000.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial Business Combination.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

To further minimize conflicts of interest, we have agreed not to consummate our initial Business Combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the Business Combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Philip Politziner, Richard C. Cook, and Stewart Martin would be considered an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

We will only enter into a Business Combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Item 14. Principal Accountant Fees and Services

The firm of CohnReznick LLP (“CohnReznick”) acts as our independent registered public accounting firm. The following is a summary of fees paid to CohnReznick for services rendered.

Audit Fees

For the year ended December 31, 2016, the aggregate fees billed by CohnReznick for professional services rendered for the audit of the financial statements of the Company, for the review of the Company’s quarterly financial statements, as well as work performed in connection with the Public Offering, were $160,725. During the year ended December 31, 2015, the aggregate fees billed by CohnReznick for professional services rendered for the audit of the financial statements of the Company, for the review of the Company’s quarterly financial statements, as well as work performed in connection with the Public Offering, were $96,185.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the years ended December 31, 2016 and 2015.

Tax Fees

During the period from October 8, 2014 (inception) through December 31, 2014 and the year ended December 31, 2015, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2016 and 2015, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has established a policy governing our use of the services our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence.

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report

(1) Financial Statements. See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits. The exhibits listed in the accompanying “Exhibits Index” that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2017.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Irish
Rebecca Irish
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Jensyn Acquisition Corp. hereby constitute and appoint Jeffrey Raymond and Rebecca Irish, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Raymond
Jeffrey Raymond	President, Chief Executive Officer & Director	March 27, 2017

/s/ Rebecca Irish
Rebecca Irish	Chief Financial Officer, Treasurer & Director	March 27, 2017

/s/ Philip Politziner
Philip Politziner	Director	March 27, 2017

/s/ Richard C. Cook
Richard C. Cook	Director	March 27, 2017

/s/ Stewart Martin
Stewart Martin	Director	March 27, 2017

Exhibits Index

Exhibit				Filing
No.	Description	Included	Form	Date

1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.6	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC	By Reference	8-K	March 10, 2016

4.7	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.1	Form of Promissory Note, dated March 7, 2017, issued to Insiders.	Herewith	S-1

10.2(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.2(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	Mach 10, 2016

10.2(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.2(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.2(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.2(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.2(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.2(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.3	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.4	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.6	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.7	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.8	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.9	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.10	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.11	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.12	Joinder Agreement dated November 11, 2016 executed by Stewart Martin	Herewith

10.13	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	Herewith

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

99.1	Form of Audit Committee Charter.	By Reference	S-1	November 23, 2015

99.2	Form of Compensation Committee Charter.	By Reference	S-1/A	February 5, 2016