Form 10-Q
period 2017-03-31
Jensyn Acquisition Corp.
filed 2017-05-15
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File No. 001-37707

Jensyn Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	47-2150172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 West Main Street, Suite 204 Freehold, NJ	07728
(Address of Principal Executive Offices)	(Zip Code)

(888) 536-7965

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

The number of shares of the registrant’s common stock outstanding as of May 12, 2017 was 5,169,500.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	March 31, 2017 (Unaudited)	December 31, 2016 (Note 1)
ASSETS
Current Assets
Cash	$53,538	$1,438
Prepaid insurance and other	76,382	6,903
Total Current Assets	129,920	8,341

Cash and investments held in trust account	40,469,896	40,473,422
Total Assets	$40,599,816	$40,481,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities - Accounts payable and accrued expenses	$345,655	$244,576
Short-term loan	30,210	-
Notes and advances payable - related parties	900,320	-
Total Current Liabilities	1,276,185	244,576

Deferred underwriting compensation	780,000	780,000
Notes and advances payable - related parties	-	790,320
Total Liabilities	2,056,185	1,814,896

Common stock subject to possible redemption: At March 31, 2017 and December 31, 2016, 3,240,929 and 3,252,836 shares respectively (at redemption value of $10.35 per share)	33,543,615	33,666,852

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 1,928,571 and 1,916,664 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (excluding 3,240,929 and 3,252,836 shares subject to possible redemption at March 31, 2017 and December 31, 2016, respectively)	193	192
Additional paid-in-capital	5,778,153	5,643,184
Accumulated deficit	(778,330)	(643,361)
Total Stockholders’ Equity	5,000,016	5,000,015
Total Liabilities and Stockholders’ Equity	$40,599,816	$40,481,763

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
	(unaudited)	(unaudited)
General and Administrative Costs
Professional fees	$83,973	$125,444
Insurance	10,299	9,566
Office expense-related party	30,000	10,000
Other	51,127	9,336

Total general and administrative costs	175,399	154,346

Operating Loss	(175,399)	(154,346)

Other income and (expense):
Interest income	40,573	10,547
Interest expense	(143)	(298)

Net Loss	$(134,969)	$(144,097)

Weighted average common shares outstanding - basic and diluted	1,916,664	1,815,895

Net loss per common share - basic and diluted	$(0.07)	$(0.08)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from January 1, 2017 to March 31, 2017

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2017	1,916,664	$192	$5,643,184	$(643,361)	$5,000,015
Common shares subject to possible redemption	11,907	1	123,236	-	123,237
Expenses paid by related parties via transfer of common stock	-	-	11,733	-	11,733
Net Loss	-	-	-	(134,969)	(134,969)
Balance March 31, 2017	1,928,571	$193	$5,778,153	$(778,330)	$5,000,016

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(134,969)	$(144,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties via transfer of common stock	11,733	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	(39,271)	(15,444)
Interest income in cash and investments held in trust account-net of taxes paid	(40,573)	(10,569)
Changes in accounts payable and accrued expenses	101,080	43,923
Net cash used in operating activities	(102,000)	(126,187)

Cash flows from investing activities:
Investment in restricted cash and investments	(2,620)	(40,365,000)
Distribution from trust account for franchise taxes	44,100	-
Interest income in cash and investments held in trust account	2,620	22
Net cash provided by (used in) investing activities	44,100	(40,364,978)

Cash flows from financing activities:
Proceeds from note payable- stockholders	110,000	180,000
Proceeds from sale of units in IPO, net of offering costs	-	37,687,975
Proceeds from private placement of units, net of offering costs	-	2,620,000
Principal payments on short-term loan	-	(3,710)
Net cash provided by financing activities	110,000	40,484,265

Increase (decrease) in cash	52,100	(6,900)
Cash at beginning of period	1,438	36,325
Cash at end of period	$53,538	$29,425

Non-cash financing transactions:
Loan for prepaid insurance	$30,210	$47,203
Refinancing of prepaid insurance loan	-	(13,283)
Offering costs included in accounts payable and accrued expenses	-	52,653
Cost for underwriter option included as reduction in accounts payable due to underwriter	-	100
Proceeds from company’s public offering recorded as common shares subject to possible redemption	(123,237)	(33,920,386)
Deferred underwriter commission	-	780,000
Accrued interest income on investment in restricted investments	37,953	-

Supplemental disclosures:
Interest paid	-	217

See accompanying notes to condensed financial statements

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

At March 31, 2017, the Company had not yet commenced any meaningful operations. All activity through March 31, 2017 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on March 2, 2016 (the “Registration Statement”). The Company intends to finance a Business Combination with proceeds from the $39,000,000 Public Offering and a $2,945,000 private placement (See Note 2). Upon the closing of the Public Offering and the private placement, $40,365,000 was held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) as discussed below.

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At March 31, 2017 the Trust Account consists of investments in United States government treasury bills and money market funds in one financial institution.

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

Liquidity and Going Concern

At March 31, 2017, the Company had $53,538 in cash and a working capital deficiency of $1,146,265. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Management has evaluated the relevant conditions and events to determine if it is probable that the Company would be able to meet its obligations as they become due one year from the issuance of these financial statements and as a result, continue as a going concern. The Company has until March 7, 2018 (twenty-four months from the closing of the public offering assuming the two three month extensions are exercised) to complete an initial business combination. If a business combination is not completed within the relevant time frame, the Company will be dissolved and liquidated. As a result, management believes this raises substantial doubt about the Company’s ability to continue as a going concern. Management believes it is probable that the plan to complete a business combination prior to March 7, 2018 will be effectively implemented and would therefore alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance such a business combination will occur.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2016. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Securities Held in Trust Account

At March 31, 2017 and December 31, 2016, the assets held in the Trust Account were valued at $40,469,896 and $40,473,422, respectively. For the first quarter of 2017, the assets held in the Trust Account were invested in treasury bills and money market funds. At March 31, 2017, all assets in the Trust Account were invested in United States government treasury bills and money market funds in one financial institution. Due to the short-term nature of these investments, the fair value approximates the carrying amounts reflected in the balance sheet.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Offering costs of approximately $2,696,501, consisting principally of underwriter discounts of $1,950,000 (including $780,000 of which payment is deferred) and $746,501 of private placement fees and professional, printing, filing, regulatory and other costs have been charged to additional paid-in capital upon completion of the Public Offering.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, there are no uncertain tax positions.

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

All of the 3,900,000 common shares sold as part of a Unit (as defined below) in the Public Offering (the “Public Shares”) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its certificate of incorporation provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at March 31, 2017, 3,240,929 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value. At December 31, 2016, 3,252,836 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value.

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

Simultaneous with the closing of the Public Offering, the Company closed on the private placement of 294,500 private units (inclusive of the Public Offering, the “Total Offering”). The private placement included a sale of 275,000 private units to Jensyn Capital, LLC, an entity controlled by insiders, and 19,500 private units to Chardan Capital Markets, LLC (the “Private Units”) (and/or their respective designees) at $10.00 per unit for a total purchase price of $2,945,000. Jensyn Capital, LLC and Chardan Capital Markets, LLC also agreed that if the over-allotment option was exercised by the underwriters in full or in part, they or their designee would purchase from the Company at a price of $10.00 per unit the number of private units (up to a maximum of 38,025 private units) necessary to maintain in the Trust Account described below an amount equal to $10.35 per share of common stock sold to the public in the Public Offering. In April 2016, the underwriter elected not to exercise the over-allotment option.

The Private Units are identical to the Units sold in the Public Offering. However, Jensyn Capital, LLC and its transferees agreed (A) to vote their private shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s certificate of incorporation relating to the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, if the period of time within which the Company can complete a Business Combination is extended by the full amount as described herein) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Company’s insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares described in Note 3 and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to, each as described above) until the completion of the initial Business Combination.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $899,320 and $789,320 was outstanding to the Principal Shareholders at March 31, 2017 and December 31, 2016, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at March 31, 2017 and December 31, 2016.

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of the $10,000 monthly fee. As of March 31, 2017 and December 31, 2016, the Company has accrued, but not paid, $130,000 and $100,000 relating to this agreement, respectively.

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

During the year ended December 31, 2016, the Principal Shareholders agreed to transfer 37,000 shares of the Company’s common stock owned by them to directors and others in lieu of payment for services. As a result, for the three months ended March 31, 2017 and 2016, the Company recognized an expense of $11,733 and $0 respectively.

Jensyn Capital, LLC purchased an aggregate of 275,000 Private Units, at $10.00 per unit for a total purchase price of $2,750,000 on March 7, 2016 (see Note 2).

Note 4 – Accounts Payable and Accrued Expenses

At March 31, 2017, the Company had accounts payable and accrued expenses totaling $345,655, including $164,870 due to vendors, $30,307 due to Principal Shareholders, $130,000 of accrued expenses relating to a services agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, $11,025 of accrued expenses relating to franchise taxes and related fees, and $9,453 of other accrued expenses. At December 31, 2016, the Company had accounts payable and accrued expenses totaling $244,576, including $67,902 due to vendors, $29,945 due to Principal Shareholders, $100,000 of accrued expenses relating to a services agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, $44,150 of accrued expenses relating to franchise taxes and related fees, and $2,579 of other accrued expenses.

Note 5 — Commitments

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2017 and December 31, 2016, 5,169,500 shares of common stock were issued and outstanding including 3,240,929 and 3,252,836 shares subject to redemption, respectively.

Note 8 — Subsequent Events

Subsequent to March 31, 2017, the Company received $30,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At March 31, 2017, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through March 31, 2017 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

For the three months ended March 31, 2017, we incurred a net loss of $134,969, which consists primarily of $54,945 incurred for accounting and professional services, $29,028 for legal expenses, $30,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $11,025 incurred for franchise taxes and related fees, $10,299 incurred for D&O insurance, $11,733 for stock compensation expense, $10,500 for NASDAQ fees, $17,869 for other general and administrative expenses, and $143 of interest expense offset by $40,573 of interest income from the trust investments.

For the three months ended March 31, 2016, we incurred a net loss of $144,097, which consists primarily of $99,224 incurred for accounting and professional services, $13,760 for legal fees, $12,460 incurred for professional fees related to the audit and SEC filings, $10,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $9,566 incurred for D&O insurance, $9,336 for other general and administrative expenses, and $298 of interest expense offset by $10,547 of interest income from the trust investments.

Our operating expenses for both three month periods ended March 31, 2017 and 2016 principally consisted of expenses related to public filings and to a lesser extent, general and administrative expenses including insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Our cash balance as of March 31, 2017 was $53,538. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our four principal shareholders (the “Principal Shareholders”) and an affiliate in an aggregate amount of $900,320 (each as described in Note 3), and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in total offering related costs, including a $1,170,000 underwriting discount paid to underwriters and $780,000 deferred underwriting commission.

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

We believe that our cash balance as of March 31, 2017 not held in the Trust Account and additional investments from our Principal Shareholders will be sufficient to allow us to operate through at least March 31, 2018, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. We anticipate that we will pay approximately:

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2017, we did not have any off-balance sheet arrangements. At March 31, 2017, we have short-term debt due to related parties of $900,320. This debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Accordingly, at March 31, 2017, 3,240,929 of the 5,169,500 public shares were classified outside of permanent equity at their redemption value.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years
Fee payable to Jensyn Integration Services, LLC for office space and general and administrative services	$110,000	$110,000	$0

Total	$110,000	$110,000	$0

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017, we are not subject to any market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with its audit of our financial statements for the year ended December 31, 2016, our independent registered public accounting firm identified that we had not accrued a material liability. The error resulted from an inadequate control procedure and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness during 2017 in conjunction with a business combination that will provide additional resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there were no changes in internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2017.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Irish
Rebecca Irish
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

