Form 10-Q
period 2017-06-30
Jensyn Acquisition Corp.
filed 2017-08-11
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2017 was 5,169,500.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of June 30, 2017	As of December 31, 2016
	(unaudited)	(Note 1)

ASSETS
Current Assets
Cash	$17,784	$1,438
Prepaid insurance and other	53,187	6,903
Total Current Assets	70,971	8,341

Cash and investments held in trust account	40,510,490	40,473,422
Total Assets	$40,581,461	$40,481,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - Accounts payable and accrued expenses	$333,448	$244,576
Short-term loan	20,282	-
Notes and advances payable - related parties	971,420	-
Total Current Liabilities	1,325,150	244,576

Deferred underwriting compensation	780,000	780,000
Notes and advances payable - related parties	-	790,320
Total Liabilities	2,105,150	1,814,896

Common stock subject to possible redemption: 3,234,424 shares (at redemption value of $10.35 per share)	33,476,289	33,666,852

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 1,935,076 and 1,916,664 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (excluding 3,234,424 and 3,252,836 shares subject to possible redemption at June 30, 2017 and December 31, 2016, respectively)	194	192
Additional paid-in-capital	5,857,211	5,643,184
Accumulated deficit	(857,383)	(643,361)
Total Stockholders' Equity	5,000,022	5,000,015
Total Liabilities and Stockholders' Equity	$40,581,461	$40,481,763

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and Administrative Costs
Professional fees	$52,129	$51,928	$136,102	$177,372
Insurance	10,195	10,195	20,494	19,761
Office expense-related party	30,000	30,000	60,000	40,000
Other	44,628	46,311	95,755	55,647

Total general and administrative costs	136,952	138,434	312,351	292,780

Operating Loss	(136,952)	(138,434)	(312,351)	(292,780)

Other income and (expense):
Interest income	58,234	43,560	98,807	54,107
Interest expense	(335)	(320)	(478)	(618)

Net Loss	$(79,053)	$(95,194)	$(214,022)	$(239,291)

Weighted average common shares outstanding - basic and diluted	1,928,571	1,925,918	1,922,650	1,871,201

Net loss per common share - basic and diluted	$(0.04)	$(0.05)	$(0.11)	$(0.13)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from January 1, 2017 to June 30, 2017

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2017	1,916,664	$192	$5,643,184	$(643,361)	$5,000,015
Common shares subject to possible redemption	18,412	2	190,561		190,563
Stock compensation			23,466		23,466
Net loss				(214,022)	(214,022)
Balance June 30, 2017	1,935,076	194	$5,857,211	$(857,383)	$5,000,022

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(214,022)	$(239,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	23,466	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	(16,075)	6,878
Interest income in cash and investments held in trust account	(98,807)	(54,129)
Changes in accounts payable and accrued expenses	88,872	106,507
Net cash used in operating activities	(216,566)	(180,035)

Cash flows from investing activities:
Investment in restricted cash and investments	(61,769)	(40,365,000)
Distribution from trust account for franchise taxes	61,740	-
Interest income in cash and investments held in trust account	61,769	22
Net cash provided by (used in) investing activities	61,740	(40,364,978)

Cash flows from financing activities:
Proceeds from note payable- stockholders	181,100	265,000
Proceeds from sale of units in IPO, net of offering costs	-	37,687,975
Proceeds from private placement of units, net of offering costs	-	2,620,000
Principal payments on short-term loan	(9,928)	(16,986)
Net cash provided by financing activities	171,172	40,555,989

Net increase in cash	16,346	10,976
Cash at beginning of period	1,438	36,325
Cash at end of period	$17,784	$47,301

Non-cash financing transactions:
Loan for prepaid insurance	$30,210	$47,203
Refinancing of prepaid insurance loan	-	(13,283)
Offering costs included in accounts payable and accrued expenses	-	52,653
Cost for underwriter option included as reduction in accounts payable due to underwriter	-	100
Proceeds from company's public offering recorded as common shares subject to possible redemption	(190,563)	(33,825,198)
Deferred underwriter commission	-	-
Accrued interest income on investment in restricted investments	37,038	-

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

At June 30, 2017, the Company had not yet commenced any meaningful operations. All activity through June 30, 2017 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At June 30, 2017, the Trust Account consists of investments in United States government treasury bills and money market funds in one financial institution.

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

Liquidity and Going Concern

At June 30, 2017, the Company had $17,784 in cash and a working capital deficiency of $1,254,179. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

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

Securities Held in Trust Account

At June 30, 2017 and December 31, 2016, the assets held in the Trust Account were valued at $40,510,490 and $40,473,422, respectively. For the second quarter of 2017, the assets held in the Trust Account were invested in treasury bills and money market funds. At June 30, 2017, all assets in the Trust Account were invested in United States government treasury bills and money market funds in one financial institution. Due to the short-term nature of these investments, the fair value approximates the carrying amounts reflected in the balance sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—”Expenses of Offering.” Offering costs of $2,696,501, consisting principally of underwriter discounts of $1,950,000 (including $780,000 of which payment is deferred) and $746,501 of private placement fees and professional, printing, filing, regulatory and other costs were charged to additional paid-in capital upon completion of the Public Offering.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, there are no uncertain tax positions.

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

Accordingly, at June 30, 2017, 3,234,424 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value. At December 31, 2016, 3,252,836 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value.

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

The Company accounted for the fair value of the UPO as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the UPO was approximately $1,033,500 (or $2.65 per unit) using the Black-Scholes option-pricing model. The fair value of the UPO was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.42%, (3) expected life of five years and (4) zero dividends. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement. The option and the 390,000 units, as well as the 429,000 shares of common stock and 390,000 warrants, and 180,000 shares underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up (subject to specified exceptions) pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders one demand right and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $970,420 and $789,320 was outstanding to the Principal Shareholders at June 30, 2017 and December 31, 2016, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at June 30, 2017 and December 31, 2016.

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of the $10,000 monthly fee. As of June 30, 2017 and December 31, 2016, the Company has accrued, but not paid, $160,000 and $100,000 relating to this agreement, respectively.

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

During the year ended December 31, 2016, the Principal Shareholders agreed to transfer 37,000 shares of the Company’s common stock owned by them to directors and others in lieu of payment for services. As a result, for the three and six months ended June 30, 2017, the Company recognized an expense of $11,733 and $23,466 respectively. For the three and six months ended June 30, 2016 the Company recognized an expense of $0.

Jensyn Capital, LLC purchased an aggregate of 275,000 Private Units, at $10.00 per unit for a total purchase price of $2,750,000 on March 7, 2016 (see Note 2).

Note 4 – Accounts Payable and Accrued Expenses

At June 30, 2017, the Company had accounts payable and accrued expenses totaling $333,448, including $118,732 due to vendors, $43,787 due to Principal Shareholders, $160,000 of accrued expenses relating to a services agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, $4,410 of accrued expenses relating to franchise taxes and related fees, and $6,519 of other accrued expenses. At December 31, 2016, the Company had accounts payable and accrued expenses totaling $244,576, including $67,902 due to vendors, $29,945 due to Principal Shareholders, $100,000 of accrued expenses relating to a services agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, $44,150 of accrued expenses relating to franchise taxes and related fees, and $2,579 of other accrued expenses.

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2017 and December 31, 2016, 5,169,500 shares of common stock were issued and outstanding including 3,234,424 and 3,252,836 shares subject to redemption, respectively.

Note 7 — Subsequent Events

Subsequent to June 30, 2017, the Company received $23,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At June 30, 2017, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through June 30, 2017 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

● will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely will also result in the resignation or removal of some or all of our present officers and directors; and

● may adversely affect prevailing market prices for our securities.

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

For the three months ended June 30, 2017, we incurred a net loss of $79,053, which consists primarily of $27,854 incurred for accounting and professional services, $24,275 for legal expenses, $30,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $11,025 incurred for franchise taxes and related fees, $10,195 incurred for D&O insurance, $11,733 for stock compensation expense, $15,525 for NASDAQ and other stock related fees, $6,345 for other general and administrative expenses, and $335 of interest expense offset by $58,234 of interest income from the trust investments.

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

For the six months ended June 30, 2017, we incurred a net loss of $214,022, which consists primarily of $82,799 incurred for accounting and professional services, $53,303 for legal expenses, $60,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $22,050 incurred for franchise taxes and related fees, $20,494 incurred for D&O insurance, $23,466 for stock compensation expense, $32,356 for NASDAQ fees and other stock related fees, $17,883 for other general and administrative expenses, and $478 of interest expense offset by $98,807 of interest income from the trust investments.

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

Our operating expenses for both the three month and six month periods ended June 30, 2017 and 2016 principally consisted of expenses related to public filings and to a lesser extent, general and administrative expenses including insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Our cash balance as of June 30, 2017 was $17,784. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our four principal shareholders (the “Principal Shareholders”) and an affiliate in an aggregate amount of $971,420 (each as described in Note 3), and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in total offering related costs, including a $1,170,000 underwriting discount paid to underwriters and $780,000 deferred underwriting commission.

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

We believe that our cash balance as of June 30, 2017 not held in the Trust Account and additional investments from our Principal Shareholders will be sufficient to allow us to operate through at least March 31, 2018, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. We anticipate that we will pay approximately:

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2017, we did not have any off-balance sheet arrangements. At June 30, 2017, we have short-term debt due to related parties of $971,420. This debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Accordingly, at June 30, 2017, 3,234,424 of the 5,169,500 public shares were classified outside of permanent equity at their redemption value.

Contractual Obligations

	Payments due by period
	Total	Within 1 year	1+ years
Fee payable to Jensyn Integration Services, LLC for office space and general and administrative services	$80,000	$80,000	$0

Total	$80,000	$80,000	$0

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2017, we are not subject to any market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with its audit of our financial statements for the year ended December 31, 2016, our independent registered public accounting firm identified that we had not accrued a material liability. The error resulted from an inadequate control procedure and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness during 2017 in conjunction with a business combination that will provide additional resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of August, 2017.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Irish
Rebecca Irish
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

