Form 10-Q
period 2017-09-30
Jensyn Acquisition Corp.
filed 2017-11-13
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2017 was 5,169,500.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	September 30, 2017	December 31, 2016
	(unaudited)	(Note 1)

ASSETS
Current Assets
Cash	$23,850	$1,438
Prepaid insurance and other	29,991	6,903
Total Current Assets	53,841	8,341

Cash and investments held in trust account	40,765,533	40,473,422
Total Assets	$40,819,374	$40,481,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities - Accounts payable and accrued expenses	$438,383	$244,576
Short-term loan	10,213	-
Notes and advances payable - related parties	1,216,420	-
Total Current Liabilities	1,665,016	244,576

Deferred underwriting compensation	780,000	780,000
Notes and advances payable - related parties	-	790,320
Total Liabilities	2,445,016	1,814,896

Common stock subject to possible redemption: 3,193,717 shares (at redemption value of $10.45 per share) and 3,252,836 shares (at redemption value of $10.35 per share ) at September 30, 2017 and December 31, 2016, respectively.	33,374,346	33,666,852

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 1,975,783 and 1,916,664 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (excluding 3,193,717 and 3,252,836 shares subject to possible redemption at September 30, 2017 and December 31, 2016, respectively)	198	192
Additional paid-in capital	5,966,972	5,643,184
Accumulated deficit	(967,158)	(643,361)
Total Stockholders’ Equity	5,000,012	5,000,015
Total Liabilities and Stockholders’ Equity	$40,819,374	$40,481,763

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and Administrative Costs
Professional fees	$78,050	$38,020	$214,152	$215,392
Insurance	10,195	10,195	30,689	29,956
Office expense-related party	30,000	30,000	90,000	70,000
Other	45,358	6,862	141,113	62,509

Total general and administrative costs	163,603	85,077	475,954	377,857

Operating Loss	(163,603)	(85,077)	(475,954)	(377,857)

Other income and (expense):
Interest income	55,043	33,835	153,850	87,942
Interest expense	(1,215)	(184)	(1,693)	(802)

Net Loss	$(109,775)	$(51,426)	$(323,797)	$(290,717)

Weighted average common shares outstanding - basic and diluted	1,935,076	1,901,365	1,926,838	1,881,329

Net loss per common share - basic and diluted	$(0.06)	$(0.03)	$(0.17)	$(0.15)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from January 1, 2017 to September 30, 2017

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance January 1, 2017	1,916,664	$192	$5,643,184	$(643,361)	$5,000,015
Common shares subject to possible redemption	59,119	6	292,500		292,506
Stock compensation			31,288		31,288
Net loss				(323,797)	(323,797)
Balance September 30, 2017	1,975,783	$198	$5,966,972	$(967,158)	$5,000,012

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(323,797)	$(290,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	31,288	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	7,121	17,072
Interest income in cash and investments held in trust account	(153,850)	(87,942)
Changes in accounts payable and accrued expenses	193,807	86,685
Net cash used in operating activities	(245,431)	(274,902)

Cash flows from investing activities:
Investment in restricted cash and investments	(81,188,496)	(80,815,045)
Proceeds from principal repayments from restricted investments	80,834,646	40,362,549
Distribution from trust account for franchise taxes	61,740	-
Interest income on cash and investments held in trust account	153,850	87,496
Net cash used in investing activities	(138,260)	(40,365,000)

Cash flows from financing activities:
Proceeds from note payable- stockholders and affiliates	426,100	343,000
Proceeds from sale of units in IPO, net of offering costs	-	37,687,975
Proceeds from private placement of units, net of offering costs	-	2,620,000
Principal payments on short-term loan	(19,997)	(27,101)
Net cash provided by financing activities	406,103	40,623,874

Net increase (decrease) in cash	22,412	(16,028)
Cash at beginning of period	1,438	36,325
Cash at end of period	$23,850	$20,297

Non-cash financing transactions:
Loan for prepaid insurance	$30,210	$47,203
Refinancing of prepaid insurance loan	-	(13,283)
Offering costs included in accounts payable and accrued expenses	-	52,653
Cost for underwriter option included as reduction in accounts payable due to underwriter	-	100
Proceeds from company’s public offering recorded as common shares subject to possible redemption	(292,506)	(33,773,768)
Accrued interest income on investment in restricted investments	-	446

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

At September 30, 2017, the Company had not yet commenced any meaningful operations. All activity through September 30, 2017 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At September 30, 2017, the Trust Account consists of investments in money market funds in one financial institution.

Under the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company had until 18 months from the closing of the Public Offering to consummate the initial Business Combination, subject to its right to extend such period up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). The Company’s ability to extend the time available to consummate the initial Business Combination is conditioned upon the deposit by the initial stockholders or their affiliates or designees into the Trust Account of $200,000 prior to the applicable deadline for each three-month extension. On September 6, 2017, the Company extended the time to complete its initial business combination by three months and an additional $200,000 was deposited into the Trust Account. The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to further extend the time to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within the required time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. In the event of the Company’s dissolution and liquidation, the public warrants and public rights (see Note 2) will expire and will be worthless.

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

The initial per public share redemption or conversion price will be $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. At September 30, 2017, the per public share redemption or conversion price increased to $10.45 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes.

Liquidity and Going Concern

At September 30, 2017, the Company had $23,850 in cash and a working capital deficiency of $1,611,175. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Management has evaluated the relevant conditions and events to determine if it is probable that the Company would be able to meet its obligations as they become due one year from the issuance of these financial statements and as a result, continue as a going concern. The Company has until March 7, 2018 (twenty-four months from the closing of the public offering assuming the two three-month extensions are exercised) to complete an initial business combination. If a business combination is not completed within the relevant time frame, the Company will be dissolved and liquidated. As a result, management believes this raises substantial doubt about the Company’s ability to continue as a going concern. Management believes it is probable that the plan to complete a business combination prior to March 7, 2018 will be effectively implemented and would therefore alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance such a business combination will occur.

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

Securities Held in Trust Account

At September 30, 2017 and December 31, 2016, the assets held in the Trust Account were valued at $40,765,533 and $40,473,422, respectively. For the third quarter of 2017, the assets held in the Trust Account were invested in treasury bills and money market funds. At September 30, 2017, all assets in the Trust Account were invested in money market funds in one financial institution. Due to the short-term nature of these investments, the fair value approximates the carrying amounts reflected in the balance sheets.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, there are no uncertain tax positions.

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

Accordingly, at September 30, 2017, 3,193,717 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value. At December 31, 2016, 3,252,836 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value.

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

If the Company is unable to consummate a Business Combination within the time required by its Amended and Restated Certificate of Incorporation (now 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the second three-month extension period is exercised) it will redeem 100% of the shares held by Public Stockholders using the funds in the Trust Account described above. In such event, the rights and warrants held by Public Stockholders will expire and be worthless.

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

The Company accounted for the fair value of the UPO as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the UPO was approximately $1,033,500 (or $2.65 per unit) using the Black-Scholes option-pricing model. The fair value of the UPO was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.42%, (3) expected life of five years and (4) zero dividends. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement. The option and the 390,000 units, as well as the 429,000 shares of common stock and 390,000 warrants, and 180,000 shares underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by FINRA and were therefore subject to a 180-day lock-up (subject to specified exceptions) pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option could not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option was not transferable during the one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders one demand right and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Note 3 — Related Party Transactions

At December 31, 2015 the four principal stockholders (the “Principal Shareholders”) of the Company and Jensyn Capital, LLC, an affiliate owned by the Principal Shareholders (collectively, the “Insider Shareholders”), held an aggregate of 1,150,000 shares of common stock (the “Insider Shares”) acquired for an aggregate purchase price of $25,029 or approximately $0.02 per share. During the period from January 1, 2016 to March 31, 2016, the Principal Shareholders forfeited 28,750 shares of common stock and agreed to transfer an aggregate of 136,864 shares to Directors, Jensyn Capital, LLC (an entity owned by the Principal Shareholders) and other transferees (all Permitted Transferees as defined in the Registration Statement). In addition, the Insider Shareholders forfeited an additional 146,250 shares in April 2016, since the underwriter’s over-allotment option was not exercised, and transferred an aggregate of 4,000 shares to a Director in December 2016.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $1,015,420 and $789,320 was outstanding to the Principal Shareholders at 30, 2017 and December 31, 2016, respectively. The Company owed $200,000 and $0 to Jensyn Capital, LLC, an affiliated company owned by the same stockholders at September 30, 2017 and December 31, 2016, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at September 30, 2017 and December 31, 2016.

In March 2017, each of the Principal Shareholders executed a guaranty of funding pursuant to which the Principal Shareholders agreed to fund requests for funding approved by the Company’s Board of Directors under the promissory notes issued to the Principal Shareholders, subject to a maximum amount of $325,000 through October 1, 2017, $375,000 from October 2, 2017 through January 1, 2018 and $425,000 from January 2, 2018 through April 1, 2018. In September 2017, the Company released Rebecca Irish, a Principal Shareholder, from her guaranty in connection with her resignation as Chief Financial Officer and Treasurer of the Company and her agreement to transfer shares of the Company’s Common Stock to two individuals. These individuals have executed guarantees of funding to replace the guaranty previously executed by Ms. Irish.

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of the $10,000 monthly fee. As of September 30, 2017 and December 31, 2016, the Company has accrued, but not paid, $190,000 and $100,000 relating to this agreement, respectively.

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

During the year ended December 31, 2016, the Principal Shareholders agreed to transfer 37,000 shares of the Company’s common stock owned by them to directors and others in lieu of payment for services. As a result, for the three and nine months ended September 30, 2017, the Company recognized an expense of $7,822 and $31,288 respectively. For the three and nine months ended September 30, 2016 the Company recognized an expense of $0.

Jensyn Capital, LLC purchased an aggregate of 275,000 Private Units, at $10.00 per unit for a total purchase price of $2,750,000 on March 7, 2016 (see Note 2).

In September 2017, Jensyn Capital LLC deposited $200,000 into the Trust Account to fund the three-month extension of the period during which the Company is required to complete its initial business combination. In connection with this transaction, the Company issued to Jensyn Capital, LLC an unsecured note in the principal amount of $200,000 which bears interest at a rate of eight percent (8%) per annum and becomes due upon completion of the Company’s initial Business Combination.

Note 4 – Accounts Payable and Accrued Expenses

At September 30, 2017, the Company had accounts payable and accrued expenses totaling $438,383, including $149,036 due to vendors, $46,158 due to Principal Shareholders, $190,000 of accrued expenses relating to a services agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, $15,435 of accrued expenses relating to franchise taxes and related fees, $34,862 of legal expenses, and $2,892 of other accrued expenses. At December 31, 2016, the Company had accounts payable and accrued expenses totaling $244,576, including $67,902 due to vendors, $29,945 due to Principal Shareholders, $100,000 of accrued expenses relating to a services agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, $44,150 of accrued expenses relating to franchise taxes and related fees, and $2,579 of other accrued expenses.

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

Note 6 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2017 and December 31, 2016, 5,169,500 shares of common stock were issued and outstanding including 3,193,717 and 3,252,836 shares subject to redemption, respectively.

Note 7 — Subsequent Events

Subsequent to September 30, 2017, the Company received $29,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

On November 3, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with BAE Energy Management, LLC, a Delaware limited liability company (“BAE”) and its owners, Victor Ferreira and Karen Ferreira (the “Existing Members”).

BAE is the parent company of Big Apple Energy and Vantage Commodities Financial Services. Big Apple Energy is an energy marketing aggregator and service provider within the retail energy sector. Vantage Commodities Financial Services is an innovative financing provider to small and medium energy service companies.

The material terms of the Purchase Agreement and the proposed Business Combination are summarized below.

The Company will make a capital contribution to BAE of the funds in the trust account established at the time that the Company completed its initial public offering, less the amount needed to satisfy certain pre-closing obligations of the Company and amounts required to be paid to the Company’s public stockholders who elect to have their shares converted for cash as described below.

Upon the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, the Company will own approximately 45% of BAE’s outstanding membership units (3,621,317 units) and the Existing Members will own approximately 55% of the outstanding membership units (4,400,000 units), subject to adjustment based upon BAE’s net working capital and indebtedness at Closing, the amount of transaction expenses incurred by BAE and the Existing Members, and the amount of the capital contribution made by the Company to BAE.

The existing Members will be issued an additional 300,000 membership units in BAE at Closing if the average volume weighted average price (“VWAP”) of the Company’s common stock is between $12.00 and $13.00 per share during the ten trading days before the Closing, and 600,000 membership units if the average VWAP of the Company’s common stock during such ten trading day period is $13 or more per share.

If the adjustments contemplated by the Purchase Agreement, other than the VWAP-based adjustment, would result in the Existing Members of BAE owning less than a 51% interest in BAE after the Closing, then the amount of Jensyn’s capital contribution to BAE will be reduced so that the Existing Members will retain a 51% interest in BAE. The amount by which Jensyn’s capital contribution to BAE is reduced will be distributed post-closing to holders of the Company’s registered common stock as of the Closing.

The Existing Members of BAE will have the right to receive up to 2,000,000 additional units in BAE based upon the trading price of the Company’s common stock and the amount of dividends paid to the holders of the Company’s common stock during the 36 month period following the closing of the Business Combination. The Existing Members will be entitled to receive approximately 666,666 units in BAE for each of the three 12 month periods following the closing if the average closing price of the Company’s common stock exceeds the specified stock price target during any 20 trading days within a 30 trading day period during each such 12 month period, or if the dividends paid during the period with the respect to the Company’s common stock exceed a specified cumulative dividend target. The stock price and dividend targets for such periods are outlined in the table below.

	First	Second	Third
PERIOD	12 Months	12 Months	12 Months
STOCK PRICE	$12.60	$15.10	$18.14
DIVIDENDS PAID PER SHARE	$1.20	$1.44	$1.73

The Existing Members initially will not receive a direct ownership interest in the Company but will have the right to exchange their membership units in BAE for an equal number of shares of the Company’s common stock.

At the time that the Company seeks approval of the Business Combination from its stockholders, the Company will offer its public shareholders the opportunity to convert their shares for cash upon the closing of the Business Combination in an amount equal to their pro rata share of the funds held in the Trust Account that holds the proceeds of the Company’s Public Offering as provided by its amended and restated certificate of incorporation. As of November 8, 2017, the trust account holds funds of approximately $40,798,000.

The closing of the Business Combination is subject to a number of conditions, including the approval of the Company’s Board of Directors and stockholders, the Company’s capital contribution to BAE being at least $15,000,000, the receipt by the Company of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to the Company’s stockholders, the receipt of required consents and the finalization of certain ancillary agreements contemplated by the Purchase Agreement, including an agreement which will require BAE to make certain periodic distributions to its members and Jensyn to make certain periodic dividend payments to its stockholders after the Closing, an agreement providing registration rights to the Existing Members with respect to shares of the Company’s common stock issuable in exchange for their units of BAE membership interests and an agreement which will require BAE to distribute a tax refund to which BAE is entitled to the Existing Members. In addition the Company must have at least $5,000,001 of net tangible assets after the Closing.

The senior management of BAE, including Victor Ferreira, its CEO, will replace Jensyn’s existing management team following the closing of the Business Combination. In addition, it is anticipated that at the time that Jensyn seeks approval of the Business Combination by its stockholders, the Company’s stockholders will be asked to elect a new Board of Directors. The nominees are expected to be seven individuals designated by BAE, and none of such nominees will be an existing member of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At September 30, 2017, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through September 30, 2017 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates. On November 3, 2017, we signed a definitive agreement to enter into a Business Combination with BAE Energy Management, LLC as described below under “Proposed Business Combination.”

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

For the three months ended September 30, 2017, we incurred a net loss of $109,775, which consists primarily of $33,403 incurred for accounting and professional services, $44,647 for legal expenses, $30,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $11,025 incurred for franchise taxes and related fees, $10,195 incurred for D&O insurance, $7,822 for stock compensation expense, $18,340 for NASDAQ and other stock related fees, $8,171 for other general and administrative expenses, and $1,215 of interest expense offset by $55,043 of interest income from the trust investments.

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

For the nine months ended September 30, 2017, we incurred a net loss of $323,797, which consists primarily of $116,202 incurred for accounting and professional services, $97,950 for legal expenses, $90,000 of expenses pertaining to office and administrative services provided to us by a related party, Jensyn Integration Services, LLC, $33,095 incurred for franchise taxes and related fees, $30,689 incurred for D&O insurance, $31,288 for stock compensation expense, $50,695 for NASDAQ fees and other stock related fees, $26,035 for other general and administrative expenses, and $1,692 of interest expense offset by $153,850 of interest income from the trust investments.

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

Our operating expenses for both the three month and nine month periods ended September 30, 2017 and 2016 principally consisted of expenses related to public filings and to a lesser extent, general and administrative expenses including insurance and office expenses. Unless we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Our cash balance as of September 30, 2017 was $23,850. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our principal shareholders (the “Principal Shareholders”) and affiliates in an aggregate amount of $1,216,420 (each as described in Note 3), and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in total offering related costs, including a $1,170,000 underwriting discount paid to underwriters and $780,000 deferred underwriting commission.

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

We believe that our cash balance as of September 30, 2017 not held in the Trust Account and additional investments from our Principal Shareholders will be sufficient to allow us to operate through at least March 31, 2018, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. We anticipate that we will pay approximately:

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2017, we did not have any off-balance sheet arrangements. At September 30, 2017, we have short-term debt due to related parties of $1,216,420, $1,016,420 of this debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. In addition, we have short term debt with Jensyn Capital, an affiliate, for $200,000. This debt is unsecured, carries an 8% interest rate, and is due upon the completion of the Company’s initial business combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Accordingly, at September 30, 2017, 3,193,717 of the 5,169,500 public shares were classified outside of permanent equity at their redemption value.

Proposed Business Combination

On November 3, 2017, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with BAE Energy Management, LLC, a Delaware limited liability company (“BAE”) and its owners, Victor Ferreira and Karen Ferreira (the “Existing Members”).

BAE is the parent company of Big Apple Energy and Vantage Commodities Financial Services. Big Apple Energy is an energy marketing aggregator and service provider within the retail energy sector. Vantage Commodities Financial Services is an innovative financing provider to small and medium energy service companies.

The material terms of the Purchase Agreement and the proposed Business Combination are summarized below.

We will make a capital contribution to BAE of the funds in the Trust Account established at the time that we completed our Public Offering, less the amount needed to satisfy certain of our pre-closing obligations and amounts required to be paid to our public stockholders who elect to have their shares converted for cash as described below.

Upon the closing (the “Closing”) of the transactions contemplated by the Purchase Agreement, we will own approximately 45% of BAE’s outstanding membership units (3,621,317 units) and the Existing Members will own approximately 55% of the outstanding membership units (4,400,000 units), subject to adjustment based upon BAE’s net working capital and indebtedness at Closing, the amount of transaction expenses incurred by BAE and the Existing Members, and the amount of the capital contribution that we make to BAE.

The existing Members will be issued an additional 300,000 membership units in BAE at Closing if the average volume weighted average price (“VWAP”) of our common stock is between $12.00 and $13.00 per share during the ten trading days before the Closing, and 600,000 membership units if the average VWAP of our common stock during such ten trading day period is $13 or more per share.

If the adjustments contemplated by the Purchase Agreement, other than the VWAP-based adjustment, would result in the Existing Members of BAE owning less than a 51% interest in BAE after the Closing, then the amount of our capital contribution to BAE will be reduced so that the Existing Members will retain a 51% interest in BAE. The amount by which our capital contribution to BAE is reduced will be distributed post-closing to holders of our registered common stock as of the Closing.

The Existing Members of BAE will have the right to receive up to 2,000,000 additional units in BAE based upon the trading price of our common stock and the amount of dividends paid to the holders of our common stock during the 36 month period following the closing of the Business Combination. The Existing Members will be entitled to receive approximately 666,666 units in BAE for each of the three 12 month periods following the closing if the average closing price of our common stock exceeds the specified stock price target during any 20 trading days within a 30 trading day period during each such 12 month period, or if the dividends paid during the period with the respect to our common stock exceed a specified cumulative dividend target. The stock price and dividend targets for such periods are outlined in the table below.

PERIOD	First 12 Months	Second 12 Months	Third 12 Months
STOCK PRICE	$12.60	$15.10	$18.14
DIVIDENDS PAID PER SHARE	$1.20	$1.44	$1.73

The Existing Members initially will not receive a direct ownership interest in our company but will have the right to exchange their membership units in BAE for an equal number of shares of our common stock.

At the time that we seek approval of the Business Combination from our stockholders, we will offer our public shareholders the opportunity to convert their shares for cash upon the closing of the Business Combination in an amount equal to their pro rata share of the funds held in the Trust Account that holds the proceeds of our Public Offering as provided by our amended and restated certificate of incorporation.

The closing of the Business Combination is subject to a number of conditions, including the approval of our Board of Directors and stockholders, our capital contribution to BAE being at least $15,000,000, the receipt by us of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to our stockholders, the receipt of required consents and the finalization of certain ancillary agreements contemplated by the Purchase Agreement, including an agreement which will require BAE to make certain periodic distributions to its members and us to make certain periodic dividend payments to our stockholders after the Closing, an agreement providing registration rights to the Existing Members with respect to shares of our common stock issuable in exchange for their units of BAE membership interests and an agreement which will require BAE to distribute a tax refund to which BAE is entitled to the Existing Members. In addition, we must have at least $5,000,001 of net tangible assets after the Closing.

The senior management of BAE, including Victor Ferreira, its CEO, will replace our existing management team following the closing of the Business Combination. In addition, it is anticipated that at the time that we seek approval of the Business Combination by our stockholders, our stockholders will be asked to elect a new Board of Directors. The nominees are expected to be seven individuals designated by BAE, and none of such nominees will be an existing member of our Board of Directors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2017, we are not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In connection with its audit of our financial statements for the year ended December 31, 2016, our independent registered public accounting firm identified that we had not accrued a material liability. The error resulted from an inadequate control procedure and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in conjunction with a business combination that will provide additional resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in internal control over financial reporting.

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

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

10.14	Form of Promissory Note, dated September 20, 2017, issued to each of Demetrious Mallios and Brendan Rempel.

10.15	Form of Guaranty of Funding, dated September 20, 2017 issued by Demetrious Mallios and Brendan Rempel.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2017.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James D Gardner
James D Gardner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

