Form 10-K
period 2017-12-31
Jensyn Acquisition Corp.
filed 2018-03-29
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for completing with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2017, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $50,049,167 based upon the closing sale price of the Common Stock as reported by the Nasdaq Capital Market. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares of the registrant’s Common Stock outstanding as of March 29, 2018 was 3,343,994.

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

Part I

Item 1. Business

Introduction

Jensyn Acquisition Corp. (the “Company”) was incorporated in Delaware on October 8, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses (a “Business Combination”). At December 31, 2017, the Company had not yet commenced any operations. All activity through December 31, 2017 relates to the Company’s formation, the public offering described below, and search for an acquisition target. On November 3, 2017, the Company entered into a Membership Interest Purchase Agreement with BAE Energy Management, LLC and its owners, Victor Ferreira and Karen Ferreira. See “Proposed Business Combination” below.

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

Under the terms of our amended and restated certificate of incorporation, we had until the 18 month anniversary of our Public Offering to complete our initial Business Combination, subject to our right to extend such date by two additional three month periods by the deposit of an additional $200,000 into the trust account with respect to each three month period. On each of September 6, 2017 and December 6, 2017, Jensyn Capital, LLC, a company controlled by our initial stockholders, deposited a $200,000 extension fee in the Trust Account. In connection with each of these transactions, we issued unsecured promissory notes to Jensyn Capital, LLC which bear interest at a rate of 8% per annum and become due upon the completion of our initial business combination.

On March 5, 2018, our stockholders approved an amendment to our amended and restated certificate of incorporation which extended the date by which we must complete our initial business combination to June 5, 2018. Stockholders holding an aggregate of 1,825,506 shares of common stock exercised their right to convert their shares into cash in connection with the extension. In addition, Jensyn Capital, LLC contributed an additional $.09 in the trust account for each public share that was not converted, leaving approximately $22,030,102 of cash in trust after giving effect to the conversions and the deposit. The deposit increased funds available in Trust Account for the conversion of shares in connection with a Business Combination or a liquidation from approximately $10.53 per share on March 5, 2018 to approximately $10.62 per share as of such date.

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

The material terms of the Purchase Agreement and the proposed business combination with BAE (the “BAE Business Combination”) are summarized below.

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

The Existing Members will be issued an additional 300,000 membership units in BAE (“BAE Units”) at Closing if the average volume weighted average price (“VWAP”) of our common stock is between $12.00 and $13.00 per share during the ten trading days before the Closing, and 600,000 membership units if the average VWAP of our common stock during such ten trading day period is $13 or more per share.

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

The Existing Members will be entitled to receive 50% of the proceeds that we receive from the exercise of warrants outstanding at the time of the closing of the BAE Business Combination.

At the time that we seek approval of the BAE Business Combination from our stockholders, we will offer our public shareholders the opportunity to convert their shares for cash upon the closing of the Business Combination in an amount equal to their pro rata share of the funds held in the Trust Account that holds the proceeds of our Public Offering as provided by our amended and restated certificate of incorporation.

The closing of the BAE Business Combination is subject to a number of conditions, including the approval of our stockholders, our capital contribution to BAE being at least $15,000,000 and the receipt of required consents.

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

We have filed a preliminary proxy statement with the Securities and Exchange Commission with respect to a special meeting of stockholders to approve the BAE Business Combination.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a Business Combination. We intend to utilize cash derived from the proceeds of the Public Offering and the Private Placement, our capital stock, debt or a combination of these in effecting our initial Business Combination. At this time we are not pursuing any Business Combination other than the BAE Business Combination. As a result of our limited resources, we expect to effect only a single Business Combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. We believe that the BAE Business Combination meets this requirement. If we pursue a Business Combination other than the BAE Business Combination, we may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. We may structure a Business Combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise owns or acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. We will not initially issue any shares of our capital stock in the BAE Business Combination; however, the Existing Members of BAE will have a right to exchange their Units on a one-for-one basis for shares of our common stock representing at least 51% of the shares of common stock outstanding after giving effect to such exchange.

Stockholder Approval of Business Combination

In connection with the proposed BAE Business Combination, we will seek stockholder approval of the BAE Business Combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed Business Combination, into a portion of the aggregate amount then on deposit in the Trust Account.

We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of our outstanding public shares of Common Stock are voted in favor of the business combination. As a result, we estimate that if stockholders owning approximately 36% or more of the shares of Common Stock sold in the Public Offering that remain outstanding exercise conversion rights, the BAE Business Combination will not be consummated. If we pursue a Business Combination other than the BAE Business Combination, the actual percentage will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to Chardan in an amount equal to 2.0% of the total gross proceeds raised in the Public Offering as described elsewhere in this Annual Report, any out-of-pocket expenses incurred by our insiders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and Business Combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, our net tangible asset threshold may limit our ability to consummate such initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a Business Combination unless the number of shares of Common Stock seeking conversion rights is significantly less than the 36% indicated above. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until after June 5, 2018 in order to be able to receive a portion of the Trust Account.

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

Conversion Rights

At any meeting called to approve an initial Business Combination, including the BAE Business Combination, any public stockholder, whether voting for or against such proposed Business Combination, will be entitled to demand that his or her shares of Common Stock be converted for a full pro rata portion of the amount then in the Trust Account (approximately $10.63 per share as of March 29, 2018), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. Alternatively, if we pursue a Business Combination other than the BAE Business Combination, we may provide our public stockholders with the opportunity to sell their shares of our Common Stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account.

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

Liquidation if No Business Combination

If we do not complete a Business Combination by June 5, 2018, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the Rights and Warrants will expire, holders of Rights and Warrants will receive nothing upon a liquidation with respect to such Rights and Warrants, respectively, and the Rights and Warrants will be worthless. If we do not complete a Business Combination within the required time period, only holders of shares issued in our Public Offering will be entitled to receive redemption proceeds from the Trust Account, and it is likely that shares initially issued in private transactions will be worthless.

Competition

If we succeed in completing a Business Combination with BAE, there will be, in all likelihood, intense competition from its competitors. We cannot assure you that if the BAE Business Combination is completed, we will have the resources or ability to compete effectively. Information regarding BAE’s competition will be contained in the proxy statement mailed to stockholders in connection with the BAE Business Combination. Prior to completing a Business Combination, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a Business Combination with utilizing the net proceeds of the Public Offering, our ability to compete in completing a Business Combination with certain sizable target businesses may be limited by our available financial resources.

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

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial Business Combination. In addition, if the Business Combination with BAE is not completed, it is unlikely that we will have sufficient time to negotiate and complete another Business Combination by June 5, 2018. Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

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

Risks Associated with Our Business

We are a development stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

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

If we are unable to consummate our initial Business Combination, our public stockholders may be forced to wait until after June 5, 2018 before receiving distributions from the Trust Account.

We will have until June 5, 2018 to consummate our initial Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the Trust Account if we are unable to complete our initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination.

Stockholders will have an opportunity to vote upon the BAE Business Combination; however, if we pursue a Business Combination other than the BAE Business Combination, we will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will consummate our initial Business Combination even if holders of a majority of our public shares do not approve of the Business Combination. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination instead of conducting a tender offer.

Our public stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the remaining net proceeds of the Public Offering are intended to be used to complete our initial Business Combination, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial Business Combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419, our Units became immediately tradable, we are entitled to withdraw certain amounts from the funds held in the Trust Account prior to the completion of our initial Business Combination and we have a longer period of time to complete such a Business Combination than we would if we were subject to Rule 419.

If we determine to change our acquisition criteria or guidelines, many of our previously disclosed acquisition criteria and guidelines would no longer apply.

The proposed BAE Business Combination is consistent with our previously disclosed acquisition criteria and guidelines. If we seek to pursue a Business Combination other than the BAE Business Combination, we could seek to deviate from our previously disclosed acquisition criteria and guidelines although we have no current intention to do so. For instance, as required by Nasdaq, we currently anticipate structuring a Business Combination with one or more target businesses having an aggregate fair market value that is at least equal to 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a letter of intent or definitive agreement for a Business Combination. However, we could be delisted from Nasdaq and therefore no longer be required to meet this requirement. Furthermore, there are numerous agreements between us and our affiliates that could be amended between the parties without approval of public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this Annual Report (such as the voting, transfer and liquidation restrictions agreed to by the holders of the Insider Shares described in the prospectus associated with the Public Offering, the indemnification obligations of our insiders described below and the obligations of our insiders to pay the cost of liquidation if the funds held outside the Trust Account are insufficient for such purposes) may no longer apply.

If we deviate from our previously disclosed acquisition criteria or guidelines, holders of our securities may have rescission rights or may bring an action for damages against us or we could be subject to civil or criminal actions taken by governmental authorities.

The proposed BAE Business Combination is consistent with our previously disclosed acquisition criteria and guidelines. If we were to pursue a different Business Combination and elect to deviate from our previously disclosed acquisition criteria or guidelines, each person who purchased Units in the Public Offering and still held such securities upon learning of the facts relating to the deviation may seek rescission of the purchase of the Units he or she acquired in the Public Offering (under which a successful claimant has the right to receive the total amount paid for his or her securities pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or bring an action for damages against us (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of a security). In such event, we could also be subject to civil or criminal actions taken by governmental authorities. For instance, the SEC can seek injunctions under Section 20(b) of the Securities Act if it believes a violation under the Securities Act has occurred or is imminent. The SEC can also seek civil penalties under Sections 20(d) and 24 if a party has violated the Securities Act or an injunctive action taken by the SEC or if a party willfully, in a registration statement filed under the Securities Act, makes any untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading. Furthermore, Section 20 allows the SEC to refer matters to the attorney general to bring criminal penalties against an issuer.

We may issue shares of our capital stock to complete our initial Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Amended and Restated Certificate of Incorporation currently authorizes the issuance of up to 15,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering and the purchase of the private units (assuming no exercise of the underwriters’ over-allotment option), there were approximately 6,227,300 authorized but unissued shares of Common Stock available for issuance (after appropriate reservation for the issuance of the shares (i) underlying the public rights and private rights issuable upon consummation of our initial Business Combination, (ii) issuable upon exercise of the public warrants and private warrants, and (iii) underlying the unit purchase option being issued to Chardan and/or its designees). Although we have no commitment as of the date of this Annual Report other than our obligations under the Purchase Agreement, we may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our initial Business Combination. The issuance of additional shares of Common Stock or preferred stock:

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

If the BAE Business Combination is consummated, it is anticipated that the Existing Members will have the right to exchange their units in BAE for shares of our Common Stock. Upon the closing of the Business Combination, BAE will issue 4,400,000 BAE Units, subject to adjustment as provided in the Purchase Agreement, to its Existing Members and the Existing Members will have the right to exchange such BAE Units for an equal number of shares of our Common Stock. As a result, it is anticipated that the Existing Members will be entitled to exchange their BAE Units for shares of Common Stock representing more than 51% of the shares of our Common Stock outstanding after the BAE Business Combination after giving effect to the exchange.

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

Following the consummation of the Public Offering and after paying offering related expenses, the amounts available to us to pay our operating expenses have consisted primarily of the approximately $1,049,420 of loans and advances from our insiders and a related party and $85,000 from the Public Offering and Private Placement initially held outside of the Trust Account. Additionally, we have delayed payment of the $10,000 monthly fee payable to Jensyn Integration Services, LLC as a result of a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination, with any such unpaid amount accruing without interest and becoming due and payable no later than the date of the consummation of our initial Business Combination. However, the amounts available to us, even if we continue to not pay the $10,000 monthly fee to Jensyn Integration Services, LLC, may not be sufficient to fund our operating expenses. As of December 31, 2017, we had only $25,432 of funds held outside the trust. As a result, we will need to borrow funds from our insiders, officers or directors or from third parties to continue to operate. Our Principal Shareholders and Special Advisors have agreed to loan us up to $1,700,000 in the aggregate, however if we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial Business Combination.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.63.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an initial Business Combination within the required time period, our insiders have agreed that they will be jointly and severally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, our insiders may not be able to meet such obligation as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that our insiders will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders if they should fail to satisfy their obligations under this agreement and instead will only be liable to us. Therefore, the per share redemption or conversion amount received by public stockholders may be less than the approximately $10.63 per share in trust as of March 29, 2018 due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share redemption or conversion amount received by public stockholders may be less than $10.63.

A shareholder class action has been filed against us and our board of directors in connection with the BAE Business Combination which seeks to enjoin the BAE Business Combination.

On February 2, 2018, a shareholder class action was filed in the Superior Court of New Jersey, Monmouth County, on behalf of the holders of public shares against Jensyn and its Board of Directors. The complaint alleges that the Jensyn directors have breached their fiduciary duties to Jensyn’s public shareholders by acting to cause or facilitate the Purchase Agreement because the Purchase Agreement is not in the best interest of the public shareholders, but is in the best interests of the directors who will receive significant personal profits as a result of the Purchase Agreement. The complaint also alleges, among other things, that BAE has been over-valued, its projections are overly optimistic and the Jensyn directors have breached their fiduciary duty of disclosure in that the preliminary proxy statement filed by Jensyn in connection with seeking approval of the Business Combination did not disclose material information regarding the conflicts of interest of the directors. The complaint alleges that Jensyn mailed the preliminary proxy statement on December 27, 2017, notwithstanding the fact that the preliminary proxy statement was never mailed to any shareholder. The plaintiff is seeking to enjoin Jensyn from consummating the Business Combination and unspecified compensatory or recessionary damages. We believe that the allegations are wholly without merit and intend to vigorously defend the lawsuit; however, if the plaintiff is successful in enjoining the Business Combination the Business Combination would not be completed. In addition, we could be held liable for damages.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial Business Combination by June 5, 2018, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

If we pursue a Business Combination other than the BAE Business Combination, we will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to consummate the BAE Business Combination, if we pursue a different Business Combination, we may consummate our initial Business Combination with a target business in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate our initial Business Combination. To the extent we complete our initial Business Combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that our initial Business Combination occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination may limit the type and number of companies that we may complete such a Business Combination with.

Pursuant to the Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. Although the BAE Business Combination will meet this test, this restriction may limit the type and number of companies that we may complete a Business Combination with if we pursue a Business Combination other than the BAE Business Combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the Trust Account.

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

If the BAE Business Combination is completed, none of our officers and directors will remain as officers or directors of Jensyn after the completion of the transaction. If a Business Combination other than the BAE Business Combination is pursued, the role of our key personnel after our initial Business Combination, however, remains to be determined. Although some of our key personnel will serve in senior management or advisory positions following our initial Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

In order to meet our working capital needs, our Principal Shareholders have agreed to loan us up to $1,700,000 in the aggregate. At December 31, 2017, $1,048,420 of such loans were outstanding. The loans are non-interest bearing and will be payable at the consummation of a Business Combination. If we fail to consummate a Business Combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. We have been notified by Nasdaq that Jensyn is not in compliance with the Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires Jensyn to have at least 300 public holders for continued listing on the Nasdaq. On December 4, 2017, we submitted to Nasdaq a plan to regain compliance with Listing Rule 5550(a)(3) and on December 8, 2017, we received a letter from Nasdaq granting us continued listing subject to the condition that we provide evidence by April 18, 2018 that we have at least 200 public holders of our Common Stock and the post-Business Combination company demonstrate compliance with all initial listing standards. On January 2, 2018, we received notice from Nasdaq indicating that we are not in compliance with Listing Rule 5620(a) as a result of not having held an annual meeting of stockholders within twelve months of the end of our fiscal year. On February 12, 2018, we submitted plan to Nasdaq to regain compliance with the annual meeting rule, and on February 23, 2018, we received letter from Nasdaq granting us continued listing provided that we hold an annual meeting by June 29, 2018. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or after the Business Combination. We intend to apply to continue to list our Common Stock on Nasdaq under the symbol “VEFD” upon the closing of the BAE Business Combination. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. We must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). We cannot assure you that we will be able to continue to meet these listing requirements.

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

In connection with any meeting held to approve an initial Business Combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of Common Stock converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed Business Combination; provided that a stockholder must in fact vote for or against a proposed Business Combination in order to have his, her or its shares of Common Stock converted to cash. If a stockholder fails to vote for or against a proposed Business Combination, that stockholder would not be able to have his, her or its shares of Common Stock so converted. We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. The exercise of conversion rights with respect to more than 747,000 shares would reduce our net tangible assets to below $5,000,001. Accordingly, public stockholders owning up to approximately 747,000 shares of Common Stock sold in the Public Offering may exercise their conversion rights and we could still consummate a proposed Business Combination so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed Business Combination. This threshold and the ability to seek conversion while voting in favor of a proposed Business Combination may make it more likely that we will consummate our initial Business Combination.

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

In connection with any stockholder meeting called to approve a proposed initial Business Combination, each public stockholder will have the right, regardless of whether he, she or it is voting for or against such proposed Business Combination, to demand that we convert his, her or its shares of Common Stock into a share of the Trust Account. We may require public stockholders seeking to convert their shares, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at least two business days prior to the vote on the initial Business Combination (a tender of shares is always required in connection with a tender offer). In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

Our efforts to identify a prospective target business has not been and will not be limited to any particular industry or geographic region. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to consummating an initial Business Combination with us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial Business Combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial Business Combination.

We may be unable to obtain additional financing, if required, to complete our initial Business Combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Public Offering will be sufficient to allow us to consummate a Business Combination, including the BAE Business Combination, the capital requirements for any other possible transaction remain to be determined. If the net proceeds of the Public Offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of Common Stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination.

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

The requirement that we complete our initial Business Combination by June 5, 2018 may give potential target businesses leverage over us in negotiating our initial Business Combination.

We have until June 5, 2018 to complete our initial Business Combination. Any potential target business with which we enter into negotiations concerning a Business Combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete a Business Combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

We have obtained a fairness opinion in regards to our proposed Business Combination with BAE from Spartan Capital Securities, LLC, an independent investment banking firm. However, if the BAE Business Combination is not completed, we will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with if it is an entity that is affiliated with any of our insiders, officers or directors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.63 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.63 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control over financial reporting, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control over financial reporting, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. BAE is not currently subject to Section 404 of the Sarbanes-Oxley Act. Following the BAE Business Combination or any other Business Combination, BAE and any other target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial Business Combination.

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

In connection with its audits of our financial statements for the years ended December 31, 2017 and 2016, our independent registered public accounting firm identified that we had inadequate control procedures and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. We plan to take steps to remedy this material weakness in junction with our Business Combination that will provide additional resources.

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

Item 3. Legal Proceedings

On February 2, 2018, a shareholder class action was filed in the Superior Court of New Jersey, Monmouth County, on behalf of the holders of public shares against Jensyn and its Board of Directors. The complaint alleges that the Jensyn directors have breached their fiduciary duties to Jensyn’s public shareholders by acting to cause or facilitate the Purchase Agreement because the Purchase Agreement is not in the best interest of the public shareholders, but is in the best interests of the directors who will receive significant personal profits as a result of the Purchase Agreement. The complaint also alleges, among other things, that BAE has been over-valued, its projections are overly optimistic and the Jensyn directors have breached their fiduciary duty of disclosure in that the preliminary proxy statement filed by Jensyn in connection with seeking approval of the Business Combination did not disclose material information regarding the conflicts of interest of the directors. The complaint alleges that Jensyn mailed the preliminary proxy statement on December 27, 2017, notwithstanding the fact that the preliminary proxy statement was never mailed to any shareholder. The plaintiff is seeking to enjoin Jensyn from consummating the Business Combination and unspecified compensatory or recessionary damages. We believe that the allegations are wholly without merit and intend to vigorously defend the lawsuit; however, if the plaintiff is successful in enjoining the Business Combination the Business Combination would not be completed. In addition, we could be held liable for damages.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, common stock, warrants and rights are traded on the Nasdaq Capital Market under the symbol JSYNU, JSYN, JSYNW and JSYNR, respectively. The following table sets forth the high and low sales prices for our Units from when our Units began public trading on March 3, 2016 and our common stock, warrants and rights began public trading on April 26, 2016 through December 31, 2017.

	Units (JSYNU)		Common Stock (JSYN)		Warrants (JSYNW)		Rights (JSYNR)
	High	Low	High	Low	High	Low	High	Low
2016
First Quarter	$10.01	$9.91	-	-	-	-	-	-
Second Quarter	$10.14	$9.95	$12.00	$9.75	$0.17	$0.06	$0.252	$0.08
Third Quarter	$10.58	$10.05	$10.06	$9.87	$0.092	$0.0425	$0.25	$0.14
Fourth Quarter	$10.49	$10.17	$10.18	$10.03	$0.115	$0.04	$0.22	$0.12

2017
First Quarter	$10.86	$10.35	$10.25	$10.015	$0.3099	$0.0949	$0.4207	$0.20
Second Quarter	$11.40	$10.50	$10.28	$10.2001	$0.2499	$0.19	$0.37	$0.24
Third Quarter	$10.86	$10.61	$10.29	$10.10	$0.2501	$0.15	$0.44	$0.20
Fourth Quarter	$11.01	$10.66	$10.35	$10.15	$0.2898	$0.1505	$0.55	$0.25

Holders

As of March 29, 2018, we have 15 holders of record of our Units, 31 holders of record of our Common Stock and one holder of record of each of our Rights and Warrants.

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

Repurchases of Equity Securities

During 2017 and 2016, we did not repurchase any of our equity securities. However, our insiders forfeited a total of 175,000 shares of Common Stock in 2016.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301c of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At December 31, 2017, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through December 31, 2017 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates. On November 3, 2017, we signed a definitive agreement to enter into the BAE Business Combination with BAE Energy Management, LLC as described below under “Proposed Business Combination.”

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

For the years ended December 31, 2017 and 2016, following are the amounts and changes in operating expenses and interest income and interest expense.

	2017	2016	$ change	% increase (decrease)

General and Administrative Costs
Professional Fees:
Accounting and professional fees	$202,864	$190,230	$12,634	7%
Legal fees	195,576	66,137	129,439	196%
Insurance - Directors and Officers	40,885	40,150	735	2%
Office expense - related party	120,000	100,000	20,000	20%
Other:
Stock related expense (NASDAQ and stock transfer fees)	69,038	31,500	37,538	119%
Franchise taxes	44,620	44,172	448	1%
Stock compensation expense	31,288	36,600	(5,312)	-15%
Other expenses	42,292	33,013	9,279	28%

Total general and administrative	746,563	541,802	204,761	38%

Other income and (expense)
Interest income	216,657	108,422	$108,235	100%
Interest expense	(54,371)	(848)	(53,523)	6312%

Net loss	$(584,277)	$(434,228)	$(150,049)	35%

The increases in accounting and professional fees and legal fees are primarily a result of costs associated with pursuing the Business Combination. The increase in stock related expenses (NASDAQ and stock transfer fees) and office expense-related party is a result of these costs being incurred twelve months in 2017 as compared to 10 months in 2016. The increase in interest expense is primarily due to the interest associated with two loans totaling $550,000 from Jensyn Capital LLC, an affiliate, obtained in 2017.

The increase in interest income is a result of earnings on the Trust Account for a full twelve months in 2017 as compared to approximately ten months in 2016 and higher interest rates.

Liquidity and Capital Resources

Our cash balance as of December 31, 2017 was $25,432. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our principal shareholders (the “Principal Shareholders”) and an affiliate in an aggregate amount of $1,599,420 ($1,536,549 net of deferred financing costs, each as described in Notes 3 and 6), and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in total offering related costs, including a $1,170,000 underwriting discount paid to underwriters and $780,000 deferred underwriting commission.

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

We believe that our cash balance as of December 31, 2017 not held in the Trust Account and additional investments from our Principal Shareholders and loans from our affiliates will be sufficient to allow us to operate through at least June 5, 2018, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for finalizing our proposed Business Combination. We anticipate that we will incur approximately:

●	$190,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$200,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including stock related expenses (listing fees and transfer agent costs) and director and officer liability insurance premiums.

If our estimates of the costs for completing our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2017, we did not have any off-balance sheet arrangements. At December 31, 2017, we have short-term debt due to related parties of $1,599,420, $1,049,420 of this debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. In addition, we have short term debt with Jensyn Capital, an affiliate, for $550,000. This debt is evidenced by two notes, both of which are unsecured, carry an 8% interest rate, and are due upon completion of the initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Accordingly, at December 31, 2017, 3,149,524 of the 5,169,500 public shares outstanding, were classified outside of permanent equity at their redemption value. At December 31, 2016, 3,252,836 of the 5,169,500 public shares outstanding were classified outside of permanent equity at their redemption value.

Contractual Obligations

Payments due by period are as follows:

	Total	Within 1 Year
Fee payable to Jensyn Integration Services, LLC for office space and general and administrative services	$20,000	$20,000

Total	$20,000	$20,000

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

The Existing Members will be entitled to receive 50% of the proceeds that we receive from the exercise of warrants outstanding at the time of the closing of the BAE Business Combination.

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

The closing of the Business Combination is subject to a number of conditions, including the approval of our stockholders, our capital contribution to BAE being at least $15,000,000, and the receipt of required consents. In addition, we must have at least $5,000,001 of net tangible assets after the Closing.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2017, we are not subject to any market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

JENSYN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Jensyn Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jensyn Acquisition Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the accompanying financial statements, the Company has a working capital deficiency and continued losses. Management believes that the Company will continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. Federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2014.

Roseland, New Jersey
March 29, 2018

Jensyn Acquisition Corp.

Balance Sheets

	As of	As of
	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$25,432	$1,438
Prepaid insurance and other	14,457	6,903
Total Current Assets	39,889	8,341

Cash and investments held in trust account	41,019,387	40,473,422
Total Assets	$41,059,276	$40,481,763

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities - Accounts payable and accrued expenses	$609,719	$244,576
Notes and advances payable - related parties (net of deferred financing costs)	1,536,549	-
Total Current Liabilities	2,146,268	244,576

Deferred underwriting compensation	780,000	780,000
Notes and advances payable - related parties	-	790,320
Total Liabilities	2,926,268	1,814,896

Common stock subject to possible redemption: 3,149,524 shares (at redemption value of $10.52 per share) and 3,252,836 shares (at redemption value of $10.35 per share) at December 31, 2017 and December 31, 2016, respectively.	33,132,988	33,666,852

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 2,019,976 and 1,916,664 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively (excluding 3,149,524 and 3,252,836 shares subject to possible redemption at December 31, 2017 and December 31, 2016, respectively)	202	192
Additional paid-in capital	6,227,456	5,643,184
Accumulated deficit	(1,227,638)	(643,361)
Total Stockholders’ Equity	5,000,020	5,000,015
Total Liabilities and Stockholders’ Equity	$41,059,276	$40,481,763

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Operations

	For the years ended
	December 31, 2017	December 31, 2016
General and Administrative Costs
Professional fees	$398,440	$256,367
Insurance	40,885	40,150
Office expense-related party	120,000	100,000
Other	187,238	145,285

Total general and administrative costs	746,563	541,802

Operating Loss	(746,563)	(541,802)

Other income and (expense):
Interest income	216,657	108,422
Interest expense	(54,371)	(848)

Net Loss	$(584,277)	$(434,228)

Weighted average common shares outstanding - basic and diluted	1,939,175	1,887,614

Net loss per common share - basic and diluted	$(0.30)	$(0.23)

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Changes in Stockholders’ Equity (Deficiency)

For the years ended December 31, 2017 and 2016

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficiency)

Balance, January 1, 2016	1,150,000	$115	$24,914	$(209,133)	$(184,104)
Sale of Units in IPO	3,900,000	390	36,628,109	-	36,628,499
Sale of Units in Private Placement	294,500	30	2,619,970	-	2,620,000
Issuance of underwriter purchase option	-	-	100	-	100
Forfeiture of Common Stock	(175,000)	(18)	18	-	-
Common shares subject to redemption	(3,252,836)	(325)	(33,666,527)	-	(33,666,852)
Stock compensation	-	-	36,600	-	36,600
Net Loss from Operations	-	-	-	(434,228)	(434,228)
Balance, December 31, 2016	1,916,664	192	5,643,184	(643,361)	5,000,015
Common shares subject to redemption	103,312	10	533,854	-	533,864
Stock compensation	-	-	31,288	-	31,288
Financing costs paid by related parties via transfer of common stock	-	-	19,130	-	19,130
Net Loss from Operations	-	-		(584,277)	(584,277)
Balance, December 31, 2017	2,019,976	$202	$6,227,456	$(1,227,638)	$5,000,020

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Cash Flows

	For the year ended December 31, 2017	For the year ended December 31, 2016

Cash flows from operating activities:
Net loss	$(584,277)	$(434,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	31,288	36,600
Amortization of deferred financing costs	46,131	-
Changes in operating assets and liabilities:
Changes in prepaid expenses	22,654	27,264
Interest income on cash and investments held in trust account	(216,657)	(108,422)
Changes in accounts payable and accrued expenses	301,272	106,844
Net cash used in operating activities	(399,589)	(371,942)

Cash flows from investing activities:
Investment in restricted cash and investments	(81,451,303)	(40,473,422)
Proceeds from principal repayments from restricted investments	80,834,646	-
Distribution from trust account for franchise taxes	70,693	-
Interest income on cash and investments held in trust account	216,657	108,422
Net cash used in investing activities	(329,307)	(40,365,000)

Cash flows from financing activities:
Proceeds from note payable- stockholders and affiliates	809,100	428,000
Proceeds from sale of units in IPO, net of offering costs	-	37,687,975
Proceeds from private placement of units, net of offering costs	-	2,620,000
Payments for deferred financing costs	(26,000)	-
Principal payments on short-term loan	(30,210)	(33,920)
Net cash provided by financing activities	752,890	40,702,055

Net increase (decrease) in cash	23,994	(34,887)
Cash at beginning of year	1,438	36,325
Cash at end of year	$25,432	$1,438

Non-cash financing transactions:
Loan for prepaid insurance	$30,210	$47,203
Refinancing of prepaid insurance loan	-	(13,283)
Offering costs included in accounts payable and accrued expenses	-	52,653
Cost for underwriter option included as reduction in accounts payable due to underwriter	-	100
Proceeds from the Company’s public offering recorded as common shares subject to possible redemption	(533,864)	(33,666,852)
Deferred underwriter commission	-	(780,000)
Deferred financing costs in accounts payable	63,872	-
Financing costs paid by related parties via transfer of common stock	19,130	-
Supplemental disclosures:
Interest paid	718	848

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

At December 31, 2017, the Company had not yet commenced any meaningful operations. All activity through December 31, 2017 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At December 31, 2017, the Trust Account consists of investments in money market funds in one financial institution.

Under the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company had until 18 months from the closing of the Public Offering to consummate the initial Business Combination, subject to its right to extend such period up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). The Company’s ability to extend the time available to consummate the initial Business Combination is conditioned upon the deposit by the initial stockholders or their affiliates or designees into the Trust Account of $200,000 prior to the applicable deadline for each three-month extension. On September 6, 2017, the Company extended the time to complete its initial business combination by three months and an additional $200,000 was deposited into the Trust Account. On December 6, 2017, the Company extended the time to complete its initial business combination by three months and an additional $200,000 was deposited into the Trust Account. The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to further extend the time to complete the initial Business Combination. If the Company is unable to consummate the initial Business Combination within the required time period, the Company will either seek an extension or, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. In the event of the Company’s dissolution and liquidation, the public warrants and public rights (see Note 2) will expire and will be worthless.

On March 5, 2018 the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from March 7, 2018 to June 5, 2018.

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

The initial per public share redemption or conversion price was $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. At September 30, 2017, the per public share redemption or conversion price increased to $10.45 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At December 6, 2017, the per public share redemption or conversion price increased to $10.52 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes.

Liquidity and Going Concern

At December 31, 2017, the Company had $25,432 in cash and a working capital deficiency of $2,106,379. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Management has evaluated the relevant conditions and events to determine if it is probable that the Company would be able to meet its obligations as they become due one year from the issuance of these financial statements and as a result, continue as a going concern. At a special meeting of stockholders held on March 5, 2018, the Company’s stockholders approved an extension of the date by which the Company must complete its initial business combination from March 7, 2018 to June 5, 2018. If a business combination is not completed by June 5, 2018, the Company will either seek an additional extension of time to complete the initial Business Combination or be dissolved and liquidated. As a result, management believes this raises substantial doubt about the Company’s ability to continue as a going concern. Management believes it is probable that the plan to complete a business combination prior to June 5, 2018 will be effectively implemented and would therefore alleviate the substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance such a business combination will occur.

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

Securities Held in Trust Account

At December 31, 2017 and 2016, the assets held in the Trust Account were valued at $41,019,387 and $40,473,422, respectively. During 2017, the assets held in the Trust Account were invested in treasury bills and money market funds. At December 31, 2017, all assets in the Trust Account were invested in money market funds at one financial institution. Due to the short-term nature of this investment, the fair value approximates the carrying amounts reflected in the balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2017 or 2016. At December 31, 2017 and 2016, there are no uncertain tax positions.

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

Accordingly, at December 31, 2017, 3,149,524 of the 5,169,500 common shares outstanding were classified outside of permanent equity at their redemption value. At December 31, 2016, there were 3,252,836 common shares outstanding classified outside of permanent equity at their redemption value.

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

The Private Units are identical to the Units sold in the Public Offering. However, Jensyn Capital, LLC and its transferees agreed (A) to vote their private shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering (or 24 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s certificate of incorporation relating to the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete the initial Business Combination within the requisite time period and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Company’s insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares described in Note 3 and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to, each as described above) until the completion of the initial Business Combination.

The Company also granted Chardan Capital Markets, LLC, the representative of the underwriters (the “Representative”), a 45-day option to purchase up to 585,000 Units (over and above the 3,900,000 Units referred to above) solely to cover over-allotments, if any. In April 2016, the Representative elected to not exercise this option.

If the Company is unable to consummate a Business Combination within the time required by its Amended and Restated Certificate of Incorporation (now June 5, 2018) it will redeem 100% of the shares held by Public Stockholders using the funds in the Trust Account described above. In such event, the rights and warrants held by Public Stockholders will expire and be worthless.

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

At the closing of the Public Offering, the Company issued a unit purchase option (“UPO”), for $100, to the Representative to purchase 390,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the closing of Business Combination and terminating on the fifth anniversary of the effective date of the Public Offering registration statement at a price per Unit equal to 120% of the offering price of the Units.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $1,048,420 and $789,320 was outstanding to the Principal Shareholders at December 31, 2017 and December 31, 2016, respectively. The Company owed $550,000, and $0 to Jensyn Capital, LLC, an affiliated company owned by the same stockholders at December 31, 2017 and December 31, 2016, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at December 31, 2017 and December 31, 2016.

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

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of the $10,000 monthly fee. As of December 31, 2017 and December 31, 2016, the Company has accrued, but not paid, $220,000 and $100,000 relating to this agreement, respectively.

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

During the year ended December 31, 2016, the Principal Shareholders agreed to transfer 37,000 shares of the Company’s common stock owned by them to directors and others in lieu of payment for services. As a result, for the year ended December 31, 2017 and 2016, the Company recognized an expense of $31,288 and $36,600 respectively.

Jensyn Capital, LLC purchased an aggregate of 275,000 Private Units, at $10.00 per unit for a total purchase price of $2,750,000 on March 7, 2016 (see Note 2).

In September 2017, Jensyn Capital LLC deposited $200,000 into the Trust Account to fund the three-month extension of the period during which the Company is required to complete its initial business combination. In connection with this transaction, the Company issued to Jensyn Capital, LLC an unsecured note in the principal amount of $200,000 which bears interest at a rate of eight percent (8%) per annum and is due upon completion of the Company’s initial Business Combination.

In December 2017, Jensyn Capital LLC deposited $200,000 into the Trust Account to fund an additional three-month extension of the period during which the Company is required to complete its initial business combination and advanced an additional $150,000 to fund Jensyn expenses. In connection with these transactions, the Company issued to Jensyn Capital, LLC an unsecured note in the principal amount of $350,000 which bears interest at a rate of eight percent (8%) per annum and is due upon completion of the Company’s initial Business Combination.

In December 2017, the Company agreed to reimburse Jensyn Capital for up to approximately $90,000 of its out of pocket costs incurred in connection with securing additional financing necessary to fund the amounts to be deposited into the Trust Account for the three-month extensions. For the September 2017 and December 2017 loans, these costs were $41,502 and $48,370 respectively. The Company paid $26,000 of these costs during 2017 and $63,872 was included in accounts payable at December 31, 2017.

During the year ended December 31, 2017, certain Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a lender to Jensyn Capital in exchange for facilitating a loan to the Company. As a result, for the year ended December 31, 2017, the Company recognized $19,130 as a charge to deferred financing costs and additional paid-in capital.

Jensyn Capital, LLC purchased an aggregate of 275,000 Private Units, at $10.00 per unit for a total purchase price of $2,750,000 on March 7, 2016 (see Note 2).

Note 4 — Income Taxes

As a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), the Company has revalued its deferred tax assets based on the new federal tax rate of 21%.

The Company’s net deferred tax assets are as follows as of December 31, 2017 and December 31, 2016, respectively:

	2017	2016

Net operating loss carry forwards	$325,324	$250,911
Total deferred tax assets	325,324	250,911
Less: Valuation allowance	(325,324)	(250,911)
Net deferred tax asset	$—	$—

The Company has net operating losses of approximately $1,228,000 that expire through 2037. The ultimate realization of the related deferred tax asset is dependent upon future taxable income, if any, of the Company. Management does not believe that the Company will have sufficient future taxable income to absorb the net operating loss carryovers. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2017 and 2016.

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017 and December 31, 2016 is as follows:

	2017	2016

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income tax, net of federal	(5.0)%	(5.0)%
Reduction in deferred tax assets due to tax law changes	26.5%	—%
Change in valuation allowance	(12.5)%	39.0%
Effective income tax rate	—%	—%

Note 5 – Accounts Payable and Accrued Expenses

At December 31, 2017 and 2016, the Company’s accounts payable and accrued expenses consisted of the following:

	2017	2016
Accounts Payable:
Vendors	213,228	67,902
Principal Shareholders and affiliates	111,038	29,945
Total accounts payable	324,266	97,847

Accrued Expenses:
Services agreement with an entity owned by the
Principal Shareholders, Jensyn Integrations Services LLC	220,000	100,000
Franchise taxes	17,508	44,150
Accrued legal expenses	38,423	-
Accrued interest expense due to affiliate	7,522	-
Other	2,000	2,579
Total accrued expenses	285,453	146,729

Total accounts payable and accrued expenses	609,719	244,576

Note 6 — Notes and Advances Payable

At December 31, 2017 and 2016, the Company’s notes and advances payable consisted of $1,536,549 and $790,320 respectively. The following notes are non-interest bearing and are due at the completion of the initial business combination.

	2017	2016
Amounts due to Principal Shareholders	$1,048,420	$789,330
Amounts due to an affiliate owned by the Principal Shareholders, Jensyn Integration Services	1,000	1,000
Amounts due to an affiliate owned by the Principal Shareholder, Jensyn Capital LLC	550,000	-
Less deferred financing costs	(62,871)	-
Total notes and advances payable, net	$1,536,549	$790,330

In September 2017 and December 2017, the Company issued promissory notes for $200,000 and $350,000, respectively, to a related party owned by certain Principal Shareholders, Jensyn Capital LLC. Each of these notes carry an interest rate of 8% with interest and principal due upon completion of the initial Business Combination is completed. The Company also agreed to reimburse Jensyn Capital LLC for its out of pocket costs in connection with the notes. These costs totaled $41,502 and $48,370 for the September and December 2017 loans, respectively. In addition, the Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a Jensyn Capital LLC lender in connection with obtaining the financing. The out of pocket costs and the $19,130 value attributable to the shares transferred by the Principal Shareholders are considered deferred financing costs.

Note 7 — Commitments and Contingencies

The Company has entered into an agreement with an entity owned by certain of the Company’s Principal Shareholders for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market (March 2, 2016) and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination.

On February 2, 2018, a shareholder class action was filed in the Superior Court of New Jersey, Monmouth County, on behalf of the holders of public shares against the Company and its Board of Directors. The complaint alleges that the Company’s directors have breached their fiduciary duties to the Company’s public shareholders by acting to cause or facilitate the Purchase Agreement because the Purchase Agreement is not in the best interest of the public shareholders, but is in the best interests of the directors who will receive significant personal profits as a result of the Purchase Agreement. The complaint also alleges, among other things, that BAE has been over-valued, its projections are overly optimistic and the Company’s directors have breached their fiduciary duty of disclosure in that the preliminary proxy statement filed by the Company in connection with seeking approval of the Business Combination did not disclose material information regarding the conflicts of interest of the directors. The complaint alleges that the Company mailed the preliminary proxy statement on December 27, 2017, notwithstanding the fact that the preliminary proxy statement was never mailed to any shareholder. The plaintiff is seeking to enjoin the Company from consummating the Business Combination and unspecified compensatory or recessionary damages. The Company believes that the allegations are wholly without merit and intend to vigorously defend the lawsuit; however, if the plaintiff is successful in enjoining the Business Combination the Business Combination would not be completed. In addition, we could be held liable for damages.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2017 and 2016, 5,169,500 and 5,169,500 shares of common stock were issued and outstanding including 3,149,524 and 3,252,836 shares subject to redemption, respectively.

Note 9 — Subsequent Events

On January 11, 2018, the Company withdrew $8,703 from the trust to pay franchise taxes.

On March 5, 2018 the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from March 7, 2018 to June 5, 2018. In addition, stockholders holding an aggregate of 1,825,506 shares of common stock exercised their right to convert their shares into cash in connection with the extension, leaving approximately $22,030,102 of cash in trust after giving effect to the conversions (approximately $19,222,900 was paid from the trust for the conversions on March 6, 2018) the deposit of an additional $.09 per share in the trust for each public share that was not converted. This deposit increased funds available in the Company’s trust account for the conversion of shares in connection with a business combination or a liquidation from approximately $10.53 per share on March 5, 2018 to approximately $10.62 per share as of such date.

On March 7, 2018, the Company deposited $186,704 into trust as a result of the 2,074,494 public shares of common stock that were not converted at the March 5, 2018 special meeting. This deposit was funded by $180,000 of loans from Jensyn Capital LLC, an entity owned by certain of the Principal Shareholders, and $6,704 from the Company.

Subsequent to December 31, 2017, the Company received $140,000 of loans from certain of the Principal Shareholders and their affiliates that were used to fund the operations of the Company and $180,000 of loans from Jensyn Capital LLC, an entity owned by certain of the Principal Shareholders, to fund the 90 day extension of time by which to complete its initial Business Combination that was approved at the March 5, 2018 special shareholder meeting.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below under “Management’s Report on Internal Control over Financial Reporting.”

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies; however, in connection with its audit of our financial statements for the year ended December 31, 2017, our independent registered public accounting firm identified that we had an inadequate control procedures and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. We plan to take steps to remedy this material weakness during 2018 using additional resources from the expected BAE Business Combination.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2017, there were no changes in internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffrey Raymond	59	President, Chief Executive Officer and Director
James D. Gardner	65	Chief Financial Officer and Treasurer
Philip Politziner	77	Director
Richard C. Cook	70	Director
Stewart Martin	53	Director

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

James (J.D.) Gardner, was appointed as our Chief Financial Officer in September 2017. From January 2015 until his appointment as Chief Financial Officer, he served as a consultant to our finance and accounting department. From 2010-2015, Mr. Gardner served as a financial and accounting consultant to a number of small businesses and served as Chief Financial Officer and General Partner at OmniCapital Group, a technology based venture capital fund. Prior to that, Mr. Gardner served as Chief Financial Officer at two small public companies, Visual Management Systems, Inc., a provider of wireless security systems and products (2008-2010) and Amedia Networks, a provider of next generation ultra-broadband switched Ethernet home gateways and home networking solutions for voice video and data services (2005-2008). Mr. Gardner also served as Chief Operating Officer or Chief Executive Officer at two private companies, dotPhoto, a private company engaged in on-line photo processing and wireless application development for cellular telephones (2005) and Comstar Interactive, a private company engaged in the wireless credit card processing field (2001 through 2004). Prior to that, Mr. Gardner spent 27 years at BellSouth and AT&T. He held the position of Chief Financial Officer of BellSouth Wireless Data (renamed Cingular Interactive (1999 through November 2001 when he retired from BellSouth), as Chief Financial Officer of BellSouth Mobile Data (1995-1999) and chief financial officer of RAM/BSE Communications L.P. from 1991 through 1995 (all companies involved in the provision of wireless packet data networks and services, principally in the US and Europe). Mr. Gardner also held several other senior executive positions at BellSouth and AT&T in the areas of financial management, domestic and international corporate finance, issuance of debt and equity and the related rating agency and investment banking interfaces, shareholder relations and a number of other treasury, accounting and finance positions.

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

Richard C Cook has served on our Board of Directors since the closing of the Public Offering. Mr. Cook is the managing and sole member of Lakeview Strategies, LLC, which provides business consulting services for private companies. From April 2009 to April 2011, he served as Executive Chairman of EnteGreat, Inc., a manufacturing consulting company, in connection with providing turn-around consulting services. Mr. Cook was appointed as President and Chief Executive Officer of MAPICS, Inc., a publicly traded software firm, in July 1997 and served in that capacity until its acquisition in April 2005. Prior thereto, Mr. Cook held various positions with IBM, including Director of the Atlanta Software Development Laboratory, during a 25 year career with the company. He currently serves as a Director of the Technology Executives Roundtable, Lincor Solutions, Inc., a private company which provides patient engagement technology to healthcare providers, and Softwear Automation, a machine vision and robotics start-up. Mr. Cook is well qualified to serve as independent director due to his substantial management experience and experience in public company governance in serving as a Chief Executive Officer of a public company, as well as his background in providing business consulting services and serving as an independent director of seven private companies during the past five years.

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

Brendan Rempel is a Partner of the Aeon Funds, a family of private equity and alternative investment vehicles. He is the Founder of the Alternative Advisory Group, LLC, a corporate consulting and fund management firm. He was the former President and Co-Founder of a regional Wall Street securities firm and was instrumental in its sale to public company. Brendan has over twenty-five years of institutional sales, investment banking and corporate finance experience. He has vast experience in the structuring and sale of private placements, PIPE’s, IPO’s, M&A and debt transactions. Brendan has worked closely with investment funds, negotiated and structured complex debt and equity transactions on behalf of public and private companies, is a sought after creative financier and business consultant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that James D. Gardner was late in filing his Form 3.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers, directors and special advisors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Jeffrey J. Raymond	Jensyn Integration Services, LLC Pylon Management, Inc. Slate Professional Resources Culmin Staffing Group	Management Consulting Consulting services Temporary staffing Temporary staffing	Managing Partner President Chief Executive Officer Chief Executive Officer
Philip Politziner	EisnerAmper L.L.P.	Accounting and audit services	Senior Advisor
Richard C. Cook	Lakeview Strategies, LLC	Business consulting services	Managing Member
Stewart Martin	Marsh & McLennan Agencies - Florida	Insurance services	Executive Vice President
Joseph Raymond	Jensyn Integration Services, LLC RVR Consulting Group	Management consulting Business advisory services	Managing Partner Managing Partner
Peter Underwood	Jensyn Integration Services, LLC	Management Consulting	Managing Partner
Demetrios Mallios	Aeon Funds Aeon Capital, Inc.	Fund management Securities/Investment Banking	Manager Manager
Brendan Rempel	Aeon Funds	Fund management	Manager

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of common stock, warrants and rights as of March 29, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, warrants and rights;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount of Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock	Amount and Nature of Beneficial Ownership of Warrants		Approximate Percentage of Outstanding Warrants	Amount and Nature of Beneficial Ownership of Rights		Approximate Percentage of Outstanding Rights
Jeffrey J. Raymond	121,943		3.6%	—		—	—		—
Philip Politziner	19,000		(2)	—		—	—		—
Richard C. Cook	5,000		(2)	—		—	—		—
Stewart Martin	4,000		(2)	—		—	—		—
James D. Gardner	2,000		(2)	—		—	—		—
All directors and officers as a group (5 individuals)	151,946	(3)	4.5%	—		—	—		—
Polar Asset Management Partners, Inc. 401 Bay Street, Suite 1900, P.O. Box 19 Toronto Ontario M5H 2Y4, Canada	780,000	(3)	23.3%	780,000	(3)	18.6%	780,000	(3)	18.6%
Boothbay Absolute Return Strategies L.P. 810 7th Avenue, Suite 615 New York, NY 10019-5818	501,673	(4)	9.0%	465,000	(4)	11.1%	465,000	(4)	11.1%
New Dimension Trading Ltd. c/o The Wilfgon Group One State Street Plaza, 29th Floor New York, NY 10004(5)	450,000		13.4%	450,000		11.1%	450,000	(5)	11.1%
Hudson Bay Capital Management, L.P. 777 Third Avenue, 30th Floor New York, NY 10017	390,000	(6)	11.7%	—		—	—		—
Glazier Capital, LLC 250 W. 55th Street, Suite 30A New York, NY 10019	381,292	(7)	11.4%	—		—	—		—

(1)	Unless otherwise indicated, the business address of each of the individuals is 800 West Main Street, Suite 204, Freehold, New Jersey 07728.

(2)	Less than one percent (1%).

(3)	Represents 780,000 shares held by Polar Multi Strategy Master Fund, a fund for which Polar Asset Management Partners Inc. serves as investment advisor. Information derived from Schedule 13G filed on April 11, 2016.

(4)	Represents shares held by Boothbay Absolute Return Strategies LP, which is managed by Boothbay Fund Management, LLC. Ari Glass is the Managing Member of Boothbay Fund Management, LLC. Information derived from Schedule 13G/A filed on February 12, 2018.

(5)	Chana Edelstein is a director of New Dimension Trading Ltd. Information derived from Schedule 13G filed on March 14, 2016.

(6)	Represents shares held by Hudson Bay Master Fund Ltd. Hudson Bay Capital Management, L.P. serves as the investment manager of Hudson Bay Master Fund Ltd. Mr. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management, L.P. Information derived from Schedule 13G filed on January 30, 2017.

(7)	Represents 312,932 shares held by funds and managed accounts for which Glazier Capital, LLC serves as investment manager. Paul Glazier is the Managing Member of Glazier Capital, LLC. Information derived from Schedule 13G filed on February 14, 2018.

Equity Compensation Plan

As of December 31, 2017, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2014, our insiders purchased an aggregate of 1,150,000 shares of our Common Stock and in February 2015, Jensyn Capital, LLC, an entity controlled by our insiders, purchased 287,500 shares of our Common Stock at an aggregate purchase price of approximately $25,000, or $.02 per share. In November 2015, our insiders forfeited a total of 287,500 shares and in 2016, our insiders forfeited a total of 175,000 shares. Jensyn Capital, LLC has distributed all of the shares it acquired to permitted transferees. As a result our insiders own or control a total of 475,592 Insider Shares. The Insider Shares are identical to the shares of Common Stock included in the Units sold in the Public Offering. However, Company’s insiders have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination; (B) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within the requisite time period, unless it provides Public Stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares; (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within the requisite time period; and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insiders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of Company’s Common Stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination.

Jensyn Capital, LLC, an entity controlled by our insiders, and Chardan (and/or their respective designees) purchased an aggregate of 294,500 Private Units at $10.00 per Private Unit (for a total purchase price of $2,945,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of the Public Offering on March 7, 2016.

The Private Units issued in the private placement described above are identical to the Units sold in the Public Offering. However, the holders of Private Units have agreed (A) to vote their Private Shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by public stockholders if the Company does not complete the initial Business Combination within the requisite time period, unless the Company provides its public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for our working capital requirements or to our pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Private Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of Company’s Amended and Restated Certificate of Incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by public stockholders if the Company does not complete its initial Business Combination within the requisite time period and (D) that the Private Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to, each as described above) until the completion of the initial Business Combination.

In order to meet our working capital needs, our initial stockholders agreed loan us up to $1,700,000 in the aggregate. At December 31, 2017, approximately $1,049,420 of such loans were outstanding, including $263,000 owed to Joseph J. Raymond, $248,000 owed to Rebecca Irish, $263,000 owed to Joseph J. Raymond, $261,000 owed to Peter Underwood and $1,000 owed to Jensyn Integration Services, LLC. Each loan is evidenced by a promissory note. We plan to repay these loans upon the consummation of our Business Combination. If we do not complete a business combination, the $1,049,420 of loans from our initial stockholders and Jensyn Integration, LLC outstanding at December 31, 2017, and any other outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any.

In March 2017, our initial stockholders executed a guaranty of funding pursuant to which the initial stockholders agreed to fund requests for funding approved by our board of directors under the promissory notes issued to the initial stockholders, subject to a maximum amount of $325,000 through October 1, 2017, $375,000 from October 2, 2017 through January 1, 2018 and $425,000 from January 2, 2018 through April 1, 2018. In September 2017, we released Rebecca Irish, an initial stockholder, from her guaranty in connection with her resignation as Chief Financial Officer and Treasurer of Jensyn and her agreement to transfer shares of Jensyn Common Stock and her interest in Jensyn Integration Services, LLC and Jensyn Capital, LLC to two of our special advisors, Demetrios Mallios and Brendan Rempel. These individuals have executed guarantees of funding to replace the guaranty previously executed by Ms. Irish.

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

Jensyn Capital, LLC, an affiliate owned by our principal stockholders, has loaned to us an aggregate of $550,000 as of December 31, 2017, an aggregate of $400,000 of which was deposited in the Trust Account on September 6, 2017 and December 6, 2017 to extend the date by which we must complete a Business Combination. These loans are represented by promissory notes which bear interest at a rate of eight percent (8%) per annum and become due upon the completion of our Business Combination.

In December 2017, we agreed to reimburse Jensyn Capital for up to approximately $90,000 of its out of pocket costs incurred in connection with securing the financing necessary to fund the deposits into Trust Account. We reimbursed $26,000 of these costs during 2017.

Jensyn Integration Services, LLC, a company controlled by Jeffrey Raymond, Joseph J. Raymond, Peter Underwood, Demetrios Mallios and Brendan Rempel, has agreed that, through the earlier of our consummation of our initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We pay Jensyn Integration Services, LLC $10,000 per month for these services. However, pursuant to the terms of the agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination. Our audit committee has determined to defer payment of the monthly fee. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination. We believe that the fee charged by Jensyn Integration Services, LLC is at least as favorable as we could have obtained from an unaffiliated person.

Rebecca Irish, who is an initial stockholder and served as a Chief Financial Officer and Director of Jensyn until her resignation in September 2017 is a Managing Principal of Penta Mezzanine Funds, a private investment firm that has provided debt financing to BAE. The closing of the Business Combination with BAE will trigger certain rights Penta has in a warrant with BAE.

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

Audit Fees

For the year ended December 31, 2017, the aggregate fees billed by CohnReznick for professional services rendered for the audit of the financial statements of the Company, for the review of the Company’s quarterly financial statements, as well as work performed in connection with the proposed BAE Business Combination, were $102,413. For the year ended December 31, 2016, the aggregate fees billed by CohnReznick for professional services rendered for the audit of the financial statements of the Company, for the review of the Company’s quarterly financial statements, as well as work performed in connection with the Public Offering, were $160,725.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the years ended December 31, 2017 and 2016.

Tax Fees

During the years ended December 31, 2017 and 2016, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2017 and 2016, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2018.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James D. Gardner
James D. Gardner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Jensyn Acquisition Corp. hereby constitute and appoint Jeffrey Raymond and James D. Gardner, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Raymond
Jeffrey Raymond	President, Chief Executive Officer & Director	March 29, 2018

/s/ James D. Gardner
James D. Gardner	Chief Financial Officer & Treasurer	March 29, 2018

/s/ Philip Politziner
Philip Politziner	Director	March 29, 2018

/s/ Richard C. Cook
Richard C. Cook	Director	March 29, 2018

/s/ Stewart Martin
Stewart Martin	Director	March 29, 2018

Exhibits Index

Exhibit				Filing
No.	Description	Included	Form	Date

1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

2.1	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.6	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.7	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.1	Form of Promissory Note, dated March 7, 2017, issued to Insiders.	By Reference	10-K	March 27, 2017

10.2(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.2(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.2(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.2(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.2(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.2(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.2(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.2(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.3	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.3(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 6, 2018

10.4	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.6	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.7	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.8	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.9	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.10	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.11	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.12	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.13	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.14	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	Herewith

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

99.1	Form of Audit Committee Charter.	By Reference	S-1	November 23, 2015

99.2	Form of Compensation Committee Charter.	By Reference	S-1/A	February 5, 2016

