Form 10-Q
period 2018-03-31
Jensyn Acquisition Corp.
filed 2018-05-21
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

The number of shares of the registrant’s common stock outstanding as of May 21, 2018 was 3,343,994.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)	(Note 1)

ASSETS
Current Assets
Cash	$23,570	$25,432
Prepaid insurance and other	61,550	14,457
Total Current Assets	85,120	39,889

Cash and investments held in trust account	22,059,642	41,019,387
Total Assets	$22,144,762	$41,059,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities - Accounts payable and accrued expenses	$819,689	$609,719
Notes and advances payable - related parties (net of deferred financing costs)	1,919,420	1,536,549
Total Current Liabilities	2,739,109	2,146,268

Deferred underwriting compensation	780,000	780,000
Total Liabilities	3,519,109	2,926,268

Common stock subject to possible redemption: 1,281,715 shares (at redemption value of $10.63 per share) and 3,149,524 shares (at redemption value of $10.52 per share) at March 31, 2018 and December 31, 2017, respectively	13,624,633	33,132,988

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 2,062,279 and 2,019,976 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (excluding 1,281,715 and 3,149,524 shares subject to possible redemption at March 31, 2018 and December 31, 2017, respectively)	206	202
Additional paid-in capital	6,512,940	6,227,456
Accumulated deficit	(1,512,126)	(1,227,638)
Total Stockholders’ Equity	5,001,020	5,000,020
Total Liabilities and Stockholders’ Equity	$22,144,762	$41,059,276

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended	For the three months ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)

Revenue	$-	$-

General and Administrative Costs
Professional fees	$176,245	$83,973
Insurance	10,077	10,299
Office expense-related party	30,000	30,000
Other	78,705	51,127

Total general and administrative costs	295,027	175,399

Operating Loss	(295,027)	(175,399)

Other income and (expense):
Interest income	85,370	40,573
Interest expense	(74,831)	(143)

Net Loss	$(284,488)	$(134,969)

Weighted average common shares outstanding - basic and diluted	2,019,976	1,916,664

Net loss per common share - basic and diluted	$(0.14)	$(0.07)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from January 1, 2018 to March 31, 2018

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, January 1, 2018	2,019,976	$202	$6,227,456	$(1,227,638)	$5,000,020
Common shares subject to redemption	42,303	4	285,484	-	285,488
Net loss	-	-	-	(284,488)	(284,488)
Balance, March 31, 2018	2,062,279	$206	$6,512,940	$(1,512,126)	$5,001,020

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(284,488)	$(134,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties via transfer of common stock	-	11,733
Amortization of deferred financing costs	62,871	-
Changes in operating assets and liabilities:
Changes in prepaid expenses and other	(47,093)	(39,271)
Interest income on cash and investments held in trust account	(85,370)	(2,620)
Changes in accounts payable and accrued expenses	213,969	101,081
Net cash used in operating activities	(140,111)	(64,046)

Cash flows from investing activities:
Interest income on cash and investments held in trust account	85,370	2,620
Net cash provided by investing activities	85,370	2,620

Cash flows from financing activities:
Proceeds from note payable- stockholders and affiliates	320,000	110,000
Payments for share redemption	(19,222,866)	-
Payments for deferred financing costs	(4,000)	-
Net cash provided by (used in) financing activities	(18,906,866)	110,000

Net increase (decrease) in cash and restricted cash	(18,961,607)	48,574
Cash and restricted cash at beginning of period	41,044,819	40,474,860
Cash and restricted cash at end of period	$22,083,212	$40,523,434

Non-cash financing transactions:
Loan for prepaid insurance	$-	$30,210
Proceeds from Company’s public offering recorded as common shares subject to possible redemption	(285,488)	(123,237)

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

At March 31, 2018, the Company had not yet commenced any meaningful operations. All activity through March 31, 2018 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At March 31, 2018, the Trust Account consists of investments in money market funds in one financial institution.

Under the terms of the Company’s Amended and Restated Certificate of Incorporation, the Company had until 18 months from the closing of the Public Offering to consummate the initial Business Combination, subject to its right to extend such period up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination). The Company’s ability to extend the time available to consummate the initial Business Combination was conditioned upon the deposit by the initial stockholders or their affiliates or designees into the Trust Account of $200,000 prior to the applicable deadline for each three-month extension. On September 6, 2017, the Company extended the time to complete its initial business combination by three months and an additional $200,000 was deposited into the Trust Account. On December 6, 2017, the Company extended the time to complete its initial business combination by three months and an additional $200,000 was deposited into the Trust Account.

On March 5, 2018, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from March 7, 2018 to June 5, 2018 and an additional $186,704 was deposited into the Trust Account.

On May 16, 2018, the Company mailed a proxy statement with respect to a special meeting of stockholders in lieu of annual meeting scheduled for June 4, 2018 at which stockholders will be asked to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018. The Company’s initial stockholders and their affiliates or designees are not obligated to fund the Trust Account to further extend the time to complete the initial Business Combination.

If the Company is unable to consummate the initial Business Combination within the required time period, as the same may be extended, the Company will either seek a further extension or, as promptly as possible but not more than ten business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. In the event of the Company’s dissolution and liquidation, the public warrants and public rights (see Note 2) will expire and will be worthless.

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

The initial per public share redemption or conversion price was $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. At September 30, 2017, the per public share redemption or conversion price increased to $10.45 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At December 6, 2017, the per public share redemption or conversion price increased to $10.52 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At March 5, 2018, the per public share redemption or conversion price increased to $10.63 per share as a result of the $186,704 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes.

Liquidity and Going Concern

At March 31, 2018, the Company had $23,570 in cash outside of the Trust Account and a working capital deficiency of $2,653,989. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2017. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Securities Held in Trust Account

At March 31, 2018 and December 31, 2017, the assets held in the Trust Account were valued at $22,059,642 and $41,019,387, respectively. During the three months ended March 31, 2018 and at March 31, 2018, the assets held in the Trust Account were invested in money market funds held in one financial institution. Due to the short-term nature of this investment, the fair value approximates the carrying amounts reflected in the balance sheets.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2018 or December 31, 2017. At March 31, 2018 and December 31, 2017, there are no uncertain tax positions.

Recently Adopted Accounting Standards

In November 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (ASU 2016-18), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 during the three months ended March 31, 2018 on a retrospective basis. As a result, net cash used by operating activities increased by $37,954 for the three months ended March 31, 2017. Net cash provided by investing activities decreased by $41,480 for the three months ended March 31, 2017 and beginning-of-period cash and restricted cash increased by $41,019,387 and $40,473,422 in the three months ended March 31, 2018 and 2017, respectively.

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

Accordingly, at March 31, 2018, 1,281,715 of the 3,343,994 common shares outstanding were classified outside of permanent equity at their redemption value. At December 31, 2017, there were 3,149,524 of the 5,169,500 common shares outstanding classified outside of permanent equity at their redemption value.

Note 2 — The Offering

The Public Offering called for the Company to offer for public sale up to 4,485,000 Units at a proposed offering price of $10.00 per unit. Each unit had a price of $10.00 and consisted of one share of common stock, one right to receive one-tenth (1/10) of a share of common stock automatically on the consummation of a Business Combination, and one warrant (a “Unit”). Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $11.50 per full share, subject to certain adjustments. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

The Insider Shares are identical to the shares of common stock included in the Units sold in the Public Offering. However, the Insider Shareholders and their transferees have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Certificate of Incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within the requisite time period, unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the Certificate of Incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial Business Combination within the requisite time period and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insider Shareholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of the initial Business Combination.

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $1,188,420 and $1,048,420 was outstanding to the Principal Shareholders at March 31, 2018 and December 31, 2017, respectively. The Company owed $730,000, and $550,000 to Jensyn Capital, LLC, an affiliated company owned by the same stockholders at March 31, 2018 and December 31, 2017, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at March 31, 2018 and December 31, 2017.

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

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of the $10,000 monthly fee. As of March 31, 2018 and December 31, 2017, the Company has accrued, but not paid, $250,000 and $220,000 relating to this agreement, respectively.

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

During the year ended December 31, 2016, the Principal Shareholders agreed to transfer 37,000 shares of the Company’s common stock owned by them to directors and others in lieu of payment for services. As a result, for the years ended December 31, 2017 and 2016, the Company recognized an expense of $31,288 and $36,600, respectively.

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

In March 2018, Jensyn Capital LLC deposited $180,000 into the Trust Account to fund the three-month extension of the period during which the Company is required to complete its initial business combination. In connection with this transaction, the Company issued to Jensyn Capital, LLC an unsecured note in the principal amount of $180,000 which bears interest at a rate of eight percent (8%) per annum and is due upon completion of the Company’s initial Business Combination.

In December 2017, the Company agreed to reimburse Jensyn Capital for up to approximately $90,000 of its out of pocket costs incurred in connection with securing additional financing necessary to fund the amounts to be deposited into the Trust Account for the three-month extensions. For the September 2017 and December 2017 loans, these costs were $41,502 and $48,370, respectively. The Company paid $4,000 of these costs during the three months ended March 31, 2018 and $59,872 and $63,872 was included in accounts payable at March 31, 2018 and December 31, 2017, respectively.

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

Note 4 – Accounts Payable and Accrued Expenses

At March 31, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses consisted of the following:

	At March 31, 2018	At December 31, 2017
Accounts Payable:
Vendors	$417,222	$213,228
Principal Shareholders and affiliates	111,338	111,038
Total accounts payable	528,560	324,266

Accrued Expenses:
Services agreement with an entity owned by the
Principal Shareholders, Jensyn Integrations Services LLC	250,000	220,000
Franchise taxes	21,223	17,508
Accrued legal expenses	-	38,423
Accrued interest expense due to affiliate	19,482	7,522
Other	424	2,000
Total accrued expenses	291,129	285,453

Total accounts payable and accrued expenses	$819,689	$609,719

Note 5 — Notes and Advances Payable

At March 31, 2018 and December 31, 2017, the Company’s notes and advances payable consisted of $1,919,420 and $1,536,549 respectively. The following notes are non-interest bearing (unless otherwise specified) and are due at the completion of the initial business combination.

	March 31, 2018	December 31, 2017
Amounts due to Principal Shareholders	$1,188,420	$1,048,420
Amounts due to an affiliate owned by the Principal Shareholders, Jensyn Integration Services	1,000	1,000
Amounts due to an affiliate owned by the Principal Shareholder, Jensyn Capital LLC (8% interest)	730,000	550,000
Less deferred financing costs	-	(62,871)
Total notes and advances payable, net	$1,919,420	$1,536,549

In September 2017, December 2017 and March 2018, the Company issued promissory notes for $200,000, $350,000 and $180,000 respectively, to a related party owned by certain Principal Shareholders, Jensyn Capital LLC. Each of these notes carry an interest rate of 8% with interest and principal due upon completion of the initial Business Combination. The Company also agreed to reimburse Jensyn Capital LLC for its out of pocket costs in connection with the notes. These costs totaled $41,502 and $48,370 for the September and December 2017 loans, respectively, and $0 for the March 2018 loan. In addition, the Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a Jensyn Capital LLC lender in connection with obtaining the December 2017 financing. The out of pocket costs and the $19,130 value attributable to the shares transferred by the Principal Shareholders are considered deferred financing costs.

Note 6 — Commitments and Contingencies

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

On February 2, 2018, a shareholder class action was filed in the Superior Court of New Jersey, Monmouth County, on behalf of the holders of public shares against the Company and its Board of Directors. The complaint alleges that the Company’s directors have breached their fiduciary duties to the Company’s public shareholders by acting to cause or facilitate the Purchase Agreement because the Purchase Agreement is not in the best interest of the public shareholders, but is in the best interests of the directors who will receive significant personal profits as a result of the Purchase Agreement. The complaint also alleges, among other things, that Big Apple Energy (“BAE”) has been over-valued, its projections are overly optimistic and the Company’s directors have breached their fiduciary duty of disclosure in that the preliminary proxy statement filed by the Company in connection with seeking approval of the Business Combination did not disclose material information regarding the conflicts of interest of the directors. The complaint alleges that the Company mailed the preliminary proxy statement on December 27, 2017, notwithstanding the fact that the preliminary proxy statement was never mailed to any shareholder. The plaintiff is seeking to enjoin the Company from consummating the Business Combination and unspecified compensatory or recessionary damages. The Company believes that the allegations are wholly without merit and intend to vigorously defend the lawsuit; however, if the plaintiff is successful in enjoining the Business Combination, the Business Combination would not be completed. In addition, we could be held liable for damages.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2018 and December 31, 2017, 3,343,994 and 5,169,500 shares of common stock were issued and outstanding including 1,281,715 and 3,149,524 shares subject to redemption, respectively.

Note 8 — Subsequent Events

 On April 27, 2018, the Company announced that it had received a letter from BAE Energy Management, LLC (“BAE”) purporting to terminate the Membership Interest Purchase Agreement dated as of November 3, 2017 (the “Purchase Agreement”) among Jensyn, BAE and the members of BAE as a result of the transactions contemplated by the Purchase Agreement having not been completed by March 7, 2018. The Company has acknowledged receipt of the letter and advised BAE that it is reserving all rights with respect to the purported termination, including its rights to reject the termination and pursue remedies for breach of the Purchase Agreement by BAE and its members as a result of their failure to use reasonable efforts to take actions required to complete the business combination on a timely basis.

As a result of the action taken by BAE, Jensyn management is evaluating Jensyn’s alternatives, and has scheduled a special meeting of stockholders in lieu of annual meeting for June 4, 2018 at which stockholders will be asked to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018.

Subsequent to March 31, 2018, the Company received $58,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At March 31, 2018, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through March 31, 2018 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates. On November 3, 2017, we signed a definitive agreement to enter into the BAE Business Combination with BAE Energy Management, LLC as described below under “Proposed Business Combination”.

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

For the three months ended March 31, 2018 and 2017, following are the amounts and changes in operating expenses interest income and interest expense.

	For the three months ended March 31, 2018	For the three months ended March 31, 2017	$ change	% increase (decrease)
General and Administrative Costs
Professional Fees:
Accounting and professional fees	$70,625	$54,945	$15,680	29%
Legal fees	105,620	29,028	76,592	264%
Insurance - Directors and Officers	10,077	10,299	-222	-2%
Office expense - related party	30,000	30,000	-	0%
Other:
Stock related expense (NASDAQ and stock transfer fees)	56,103	16,831	39,272	233%
Franchise taxes	12,914	11,025	1,889	17%
Stock compensation expense	-	11,733	-11,733	-100%
Other expenses	9,688	11,538	-1,850	-16%

Total general and administrative	295,027	175,399	119,628	68%

Other income and (expense)
Interest income	85,370	40,573	44,797	110%
Interest expense	(74,831)	(143)	(74,688)	52,229%

Net loss	$(284,488)	$(134,969)	$(149,519)	111%

For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

●	the increases in accounting and professional fees and legal fees are primarily a result of costs associated with pursuing the Business Combination.
●	the increase in stock related expenses (NASDAQ and stock transfer fees) is primarily the result of the proxy and stock transfer agent related services incurred for the 2018 special meeting.
●	the increase in interest income is a result of higher interest rates on the Trust Account investments.
●	the increase in interest expense is primarily due to the interest associated with three loans totaling $730,000 from Jensyn Capital LLC, an affiliate.

Liquidity and Capital Resources

Our cash balance as of March 31, 2018 was $23,570. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our principal shareholders (the “Principal Shareholders”) and two affiliates in an aggregate amount of $1,919,420, each as described in Notes 3 and 6, and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in total offering related costs, including a $1,170,000 underwriting discount paid to underwriters and $780,000 deferred underwriting commission.

If we are successful in completing a Business Combination, we intend to use substantially all of the remaining net proceeds of the Total Offering, including the funds held in the Trust Account, in connection with our initial Business Combination and to pay our expenses relating thereto. The expenses include a fee payable to Chardan Capital Markets, LLC in an amount equal to 2.0% ($780,000) of the total gross proceeds raised in the Public Offering upon consummation of our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing and research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We believe that our cash balance as of March 31, 2018 not held in the Trust Account and additional investments from our Principal Shareholders and loans from our affiliates will be sufficient to allow us to operate through at least June 5, 2018, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for pursuing an alternative Business Combination. We anticipate that we will incur approximately:

●	$190,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$200,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including stock related expenses (listing fees and transfer agent costs) and director and officer liability insurance premiums.

If our estimates of the costs for pursuing a potential Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to an initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2018, we did not have any off-balance sheet arrangements. At March 31, 2018, we have short-term debt due to related parties of $1,919,420, $1,189,420 of this debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. In addition, we have short term debt with Jensyn Capital, an affiliate, for $730,000. This debt is evidenced by three notes, all of which are unsecured, carry an 8% interest rate, and are due upon completion of the initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2018 the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Accordingly, at March 31, 2018, 1,281,715 of the 3,343,994 public shares outstanding, were classified outside of permanent equity at their redemption value. At December 31, 2017, 3,149,524 of the 5,169,500 public shares outstanding were classified outside of permanent equity at their redemption value.

Proposed Business Combination

On November 3, 2017, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with BAE Energy Management, LLC, a Delaware limited liability company (“BAE”) and its owners, Victor Ferreira and Karen Ferreira (the “Existing Members”).

On April 27, 2018, the Company announced that it had received a letter from BAE purporting to terminate the Purchase Agreement as a result of the transactions contemplated by the Purchase Agreement having not been completed by March 7, 2018. The Company has acknowledged receipt of the letter and advised BAE that it is reserving all rights with respect to the purported termination, including its rights to reject the termination and pursue remedies for breach of the Purchase Agreement by BAE and the Existing Members as a result of their failure to use reasonable efforts to take actions required to complete the business combination on a timely basis.

As a result of the action taken by BAE, Jensyn management is evaluating Jensyn’s alternatives, and has scheduled a special meeting of stockholders in lieu of annual meeting for June 4, 2018 at which stockholders will be asked to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018, we are not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in conjunction with a business combination that will provide additional resources.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2018, a shareholder class action was filed in the Superior Court of New Jersey, Monmouth County, on behalf of the holders of public shares against Jensyn and its Board of Directors. The complaint alleges that the Jensyn directors have breached their fiduciary duties to Jensyn’s public shareholders by acting to cause or facilitate the Purchase Agreement because the Purchase Agreement is not in the best interest of the public shareholders, but is in the best interests of the directors who will receive significant personal profits as a result of the Purchase Agreement. The complaint also alleges, among other things, that BAE has been over-valued, its projections are overly optimistic and the Jensyn directors have breached their fiduciary duty of disclosure in that the preliminary proxy statement filed by Jensyn in connection with seeking approval of the business combination with BAE did not disclose material information regarding the conflicts of interest of the directors. The complaint alleges that Jensyn mailed the preliminary proxy statement on December 27, 2017, notwithstanding the fact that the preliminary proxy statement was never mailed to any shareholder. The plaintiff is seeking to enjoin Jensyn from consummating the business combination with BAE and unspecified compensatory or recessionary damages. We believe that the allegations are wholly without merit and that plaintiff’s claims are moot in light of BAE’s election to not proceed with the proposed business combination. As a result, we intend to vigorously defend the lawsuit.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Registration Statement, except as set forth below. We may disclose other changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

On November 3, 2017, we entered into the Purchase Agreement with BAE and its owners with respect to a proposed business combination with BAE. On April 24, 2018, BAE sent us a notice purporting to terminate the Purchase Agreement as a result of the transactions contemplated by the Purchase Agreement having not been completed by March 7, 2018. We have advised BAE and its owners that we have reserved all rights with respect to this matter, including the right to reject the purported termination and to pursue remedies for breach of the Purchase Agreement by BAE and its owners.

As a result of the actions taken by BAE, our management is evaluating our alternatives. On May 16, 2018, we mailed a proxy statement with respect to a special meeting of stockholders in lieu of an annual meeting scheduled for June 4, 2018 at which stockholders will be asked to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) and its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trust Amendment”) to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018. If the Charter Amendment and Trust Amendment proposals are not approved and we do not consummate a business combination by June 5, 2018, we will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with vote to extend the date by which we must complete a business combination from March 7, 2018 to June 5, 2018, holders of 1,825,506 of our public shares exercised conversion rights with respect to such shares and such shares were redeemed for approximately $10.53 per share. Approximately $19,222,900 was disbursed from the Trust Account to fund the redemptions.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In October 2017, we received a notice from the Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Listing Rule 5550(a)(3) which requires us to have at least 300 public holders of our common stock for continued listing on the Nasdaq Capital Market. In December 2017, Nasdaq accepted our plan to regain compliance with Listing Rule 5550(a)(3) and granted us continued listing subject to the condition that we provide evidence by April 18, 2018 that we have at least 300 public holders of our common stock. In April 2018, we provided evidence to Nasdaq that we have over 300 public holders and Nasdaq determined that we have regained compliance with Listing Rule 5550(a) and granted us continued listing.

Item 6. Exhibits

Exhibit No.	Description

10.16	Promissory Note, dated March 6, 2018 issued to Jensyn Capital, LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of May, 2018.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James D Gardner
James D Gardner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

