Form 10-Q
period 2018-06-30
Jensyn Acquisition Corp.
filed 2018-08-20
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

YES [X] NO [  ]

The number of shares of the registrant’s common stock outstanding as of August 20, 2018 was 2,099,767.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)

ASSETS
Current Assets
Cash	$14,568	$25,432
Prepaid insurance and other	31,170	14,457
Total Current Assets	45,738	39,889

Cash and investments held in trust account	8,852,391	41,019,387
Total Assets	$8,898,129	$41,059,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities - Accounts payable and accrued expenses	$891,039	$609,719
Notes and advances payable - related parties (net of deferred financing costs)	2,030,220	1,536,549
Total Current Liabilities	2,921,259	2,146,268

Deferred underwriting compensation	780,000	780,000
Total Liabilities	3,701,259	2,926,268

Common stock subject to possible redemption: 18,465 shares (at redemption value of $10.66 per share) and 3,149,524 shares (at redemption value of $10.52 per share ) at June 30, 2018 and December 31, 2017, respectively	196,837	33,132,988

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 2,081,302 and 2,019,976 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (excluding 18,465 and 3,149,524 shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively)	208	202
Additional paid-in capital	6,717,749	6,227,456
Accumulated deficit	(1,717,924)	(1,227,638)
Total Stockholders’ Equity	5,000,033	5,000,020
Total Liabilities and Stockholders’ Equity	$8,898,129	$41,059,276

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and Administrative Costs
Professional fees	$146,256	$52,129	$322,502	$136,102
Insurance	10,010	10,195	20,087	20,494
Office expense-related party	30,000	30,000	60,000	60,000
Other	71,885	44,628	150,590	95,755

Total general and administrative costs	258,151	136,952	553,179	312,351

Operating Loss	(258,151)	(136,952)	(553,179)	(312,351)

Other income and (expense):
Interest income	66,954	58,234	152,324	98,807
Interest expense	(14,600)	(335)	(89,431)	(478)

Net Loss	$(205,797)	$(79,053)	$(490,286)	$(214,022)

Weighted average common shares outstanding - basic and diluted	2,062,279	1,928,571	2,041,244	1,922,650

Net loss per common share - basic and diluted	$(0.10)	$(0.04)	$(0.24)	$(0.11)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the six months ended June 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2018	2,019,976	$202	$6,227,456	$(1,227,638)	$5,000,020
Common shares subject to redemption	61,326	6	448,293	-	448,299
Expenses paid by others on behalf of the Company	-	-	42,000	-	42,000
Net loss	-	-	-	(490,286)	(490,286)
Balance, June 30, 2018	2,081,302	$208	$6,717,749	$(1,717,924)	$5,000,033

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(490,286)	$(214,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by others on behalf of the Company	42,000	-
Stock compensation		23,466
Amortization of deferred financing costs	62,871	-
Changes in operating assets and liabilities:
Changes in prepaid expenses and other	(16,713)	(16,075)
Interest income on cash and investments held in trust account	(152,324)	(61,768)
Changes in accounts payable and accrued expenses	285,319	88,873
Net cash used in operating activities	(269,133)	(179,526)

Cash flows from investing activities:
Interest income on cash and investments held in trust account	152,324	61,768
Net cash provided by investing activities	152,324	61,768

Cash flows from financing activities:
Proceeds from note payable- stockholders and affiliates	430,800	181,100
Payments for share redemption	(32,487,851)	-
Payments for deferred financing costs	(4,000)	-
Principal payments on short-term loan	-	(9,928)
Net cash provided by (used in) financing activities	(32,061,051)	171,172

Net increase (decrease) in cash and restricted cash	(32,177,860)	53,414
Cash and restricted cash at beginning of period	41,044,819	40,474,860
Cash and restricted cash at end of period	$8,866,959	$40,528,274

Non-cash financing transactions:
Loan for prepaid insurance	-	30,210
Proceeds from Company’s public offering recorded as common shares subject to possible redemption	(448,299)	(190,563)

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

At June 30, 2018, the Company had not yet commenced any meaningful operations. All activity through June 30, 2018 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At June 30, 2018, the Trust Account consists of investments in money market funds in one financial institution.

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

On June 4, 2018, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018.

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

The initial per public share redemption or conversion price was $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. At September 30, 2017, the per public share redemption or conversion price increased to $10.45 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At December 6, 2017, the per public share redemption or conversion price increased to $10.52 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At March 5, 2018, the per public share redemption or conversion price increased to $10.63 per share as a result of the $186,704 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At June 30, 2018, the per public share redemption or conversion price was $10.66 per share. In connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018, Jensyn Capital, LLC agreed to deposit $.042 per share into the Trust Account for each thirty (30) day period that the date by which the Company must complete its business combination was extended.

Liquidity and Going Concern

At June 30, 2018, the Company had $14,568 in cash outside of the Trust Account and a working capital deficiency of $2,875,521. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Management has evaluated the relevant conditions and events to determine if it is probable that the Company would be able to meet its obligations as they become due one year from the issuance of these financial statements and as a result, continue as a going concern. At a special meeting of stockholders held on June 4, 2018, the Company’s stockholders approved an extension of the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018. If a business combination is not completed by September 3, 2018, the Company will either seek an additional extension of time to complete the initial Business Combination or be dissolved and liquidated. As a result, management believes this raises substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts reflected in the balance sheets given their short-term nature.

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

Securities Held in Trust Account

At June 30, 2018 and December 31, 2017, the assets held in the Trust Account were valued at $8,852,391 and $41,019,387, respectively. During the six months ended June 30, 2018 and at June 30, 2018, the assets held in the Trust Account were invested in money market funds held in one financial institution. Due to the short-term nature of this investment, the fair value approximates the carrying amounts reflected in the balance sheets.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2018 or December 31, 2017. At June 30, 2018 and December 31, 2017, there are no uncertain tax positions.

Recently Adopted Accounting Standards

In November 2016 the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (ASU 2016-18), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 during the six months ended June 30, 2018 on a retrospective basis. As a result, net cash used in operating activities increased by $37,040 for the six months ended June 30, 2017. Net cash provided by investing activities increased by $28 for the six months ended June 30, 2017 and beginning-of-period cash and restricted cash increased by $41,019,387 and $40,473,422 in the six months ended June 30, 2018 and 2017, respectively.

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

All of the common shares sold as part of a Unit in the Public Offering (the “Public Shares”) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. As of June 30, 2018, there were 830,267 Public Shares outstanding. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its certificate of incorporation provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at June 30, 2018, 18,465 of the 2,099,767 common shares outstanding were classified outside of permanent equity at their redemption value. At December 31, 2017, there were 3,149,524 of the 5,169,500 common shares outstanding classified outside of permanent equity at their redemption value.

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

If the Company is unable to consummate a Business Combination within the time required by its Amended and Restated Certificate of Incorporation (now September 3, 2018) it will redeem 100% of the shares held by Public Stockholders using the funds in the Trust Account described above. In such event, the rights and warrants held by Public Stockholders will expire and be worthless.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $1,269,220 and $1,048,420 was outstanding to the Principal Shareholders at June 30, 2018 and December 31, 2017, respectively. The Company owed $760,000, and $550,000 to Jensyn Capital, LLC, an affiliated company owned by the same stockholders at June 30, 2018 and December 31, 2017, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at June 30, 2018 and December 31, 2017.

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

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC, for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of the $10,000 monthly fee. As of June 30, 2018 and December 31, 2017, the Company has accrued, but not paid, $280,000 and $220,000 relating to this agreement, respectively.

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

In December 2017, the Company agreed to reimburse Jensyn Capital, LLC for up to approximately $90,000 of its out of pocket costs incurred in connection with securing additional financing necessary to fund the amounts to be deposited into the Trust Account for the three-month extensions. For the September 2017 and December 2017 loans, these costs were $41,502 and $48,370, respectively. The Company paid $4,000 of these costs during the six months ended June 30, 2018 and $59,872 and $63,872 was included in accounts payable at June 30, 2018 and December 31, 2017, respectively.

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

In June 2018, in connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018, Jensyn Capital, LLC agreed to deposit into the Trust Account $.042 per share for each thirty (30) day period that the date by which the Company must complete its business combination was extended.

In June 2018, Jensyn Capital, LLC loaned the Company $30,000. The loan is represented by a non-interest bearing promissory note that becomes due upon the completion of the Company’s initial business combination.

Note 4 – Accounts Payable and Accrued Expenses

At June 30, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses consisted of the following:

	At June 30, 2018	At December 31, 2017
Accounts Payable:
Vendors	$441,168	$213,228
Principal Shareholders and affiliates	111,550	111,038
Total accounts payable	552,718	324,266

Accrued Expenses:
Services agreement with an entity owned by the
Principal Shareholders, Jensyn Integrations Services LLC	280,000	220,000
Franchise taxes	23,816	17,508
Accrued legal expenses	-	38,423
Accrued interest expense due to affiliate	34,081	7,522
Other	424	2,000
Total accrued expenses	338,321	285,453

Total accounts payable and accrued expenses	$891,039	$609,719

Note 5 — Notes and Advances Payable

At June 30, 2018 and December 31, 2017, the Company’s notes and advances payable consisted of $2,030,220 and $1,536,549, respectively. The following notes are non-interest bearing (unless otherwise specified) and are due at the completion of the initial business combination.

	June 30, 2018	December 31, 2017
Amounts due to Principal Shareholders	$1,269,220	$1,048,420
Amounts due to an affiliate owned by the Principal Shareholders, Jensyn Integration Services	1,000	1,000
Amounts due to an affiliate owned by the Principal Shareholder, Jensyn Capital LLC ($730,000 at 8% interest)	760,000	550,000
Less deferred financing costs	-	(62,871)
Total notes and advances payable, net	$2,030,220	$1,536,549

In September 2017, December 2017, March 2018 and June 2018, the Company issued promissory notes for $200,000, $350,000 $180,000, and $30,000, respectively, to a related party owned by certain Principal Shareholders, Jensyn Capital LLC. Each of these notes carry an interest rate of 8% with interest and principal due upon completion of the initial Business Combination except for the note issued in June 2018, which is non-interest bearing. The Company also agreed to reimburse Jensyn Capital LLC for its out of pocket costs in connection with the notes. These costs totaled $41,502 and $48,370 for the September and December 2017 loans, respectively, and $0 for the March 2018 loan. In addition, the Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a Jensyn Capital LLC lender in connection with obtaining the December 2017 financing. The out of pocket costs and the $19,130 value attributable to the shares transferred by the Principal Shareholders are considered deferred financing costs.

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

On February 2, 2018, a shareholder class action was filed in the Superior Court of New Jersey, Monmouth County, on behalf of the holders of public shares against the Company and its Board of Directors. The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties to the Company’s public shareholders by acting to cause or facilitate the Purchase Agreement because the Purchase Agreement was not in the best interest of the public shareholders.

On May 23, 2018, this shareholder class action suit was dismissed without prejudice or costs by agreement between the parties.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2018 and December 31, 2017, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2018 and December 31, 2017, 2,099,767 and 5,169,500 shares of common stock were issued and outstanding including 18,465 and 3,149,524 shares subject to redemption, respectively.

In April 2018, a third party (former merger partner) paid $42,000 of expenses on behalf of the Company. As a result, additional paid in capital was increased and accounts payable was decreased by $42,000.

Note 8 — Subsequent Events

The Company has scheduled a special meeting of stockholders for August 29, 2018. At the special meeting, stockholders will be asked to approve an extension of the date by which the Company must complete its initial Business Combination from September 3, 2018 to January 3, 2019. If the extension is not approved, it is anticipated that the Company will redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, and then seek to dissolve and liquidate.

Subsequent to June 30, 2018, the Company received $36,000 of loans from Principal Shareholders that were used to fund the operations of the Company.

On August 15, 2018, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Oneness Global, a Cayman Islands company, and its stockholders, HF Bio Holding Ltd., WBW Holding Ltd. and HF Tech Holding, Ltd. (collectively, the “Stockholders”).

Oneness Global is an e-commerce company based in China that operates under the name HEFA Global.

The material terms of the Exchange Agreement are summarized below.

Exchange and Issuance of Shares. Upon the closing (the “Closing”) of the transactions contemplated by the Exchange Agreement, the Stockholders of Oneness Global (hereinafter referred to as “HEFA Global”) will exchange their shares of capital stock in HEFA Global for 46,746,104 shares of the Company’s common stock (the “Share Exchange”) representing approximately 85% of Jensyn’s outstanding shares after giving effect to the business combination, subject to adjustment as provided below. As a result of the Share Exchange, HEFA Global will become a wholly owned subsidiary of the Company.

Certain of the initial stockholders of and special advisors to the Company (the “Sponsors”) will receive an aggregate of 6,560,363 shares of the Company’s common stock upon the Closing, subject to adjustment as provided below. These shares, together with other shares of Jensyn common stock outstanding prior to the completion of the Share Exchange (exclusive of shares issued in Jensyn’s initial public offering) and shares issued upon the conversion of Jensyn’s outstanding rights, will represent fifteen percent (15%) of Jensyn’s outstanding shares of common stock following the completion of the Share Exchange, subject to adjustment as provided below.

Adjustments of Share Ownership. The number of shares of the Company’s common stock issuable to the Stockholders will be adjusted if the amount that HEFA Global’s Net Cash (as defined in the Exchange Agreement) at Closing is greater or less than zero. If Net Cash is greater than zero, the number of shares of common stock issuable to the Stockholders will be increased by an amount equal to the amount determined by dividing the amount by which Net Cash exceeds zero by the conversion price per share payable to Jensyn stockholders who elect to convert their shares into cash in connection with the Share Exchange (the “Conversion Amount”). If Net Cash at Closing is less than zero, then the number of shares issuable to the Stockholders shall be decreased by an amount equal to the amount determined by dividing the amount by which Net Cash is less than zero by the Conversion Amount.

If HEFA Global’s Closing Net Working Capital (as defined in the Exchange Agreement and exclusive of cash) exceeds $2,000,000, the number of shares of the Company’s common stock issuable to the Stockholders shall be increased by a number of shares determined by dividing the amount by which Closing Net Working Capital exceeds $2,000,000 by the Conversion Amount. If HEFA Global’s Closing Net Working Capital is less than $2,000,000, the number of shares of the Company’s common stock issuable to the Stockholders shall be reduced by a number of shares determined by dividing the amount by which Closing Net Working Capital is less than $2,000,000 by the Conversion Amount.

If any funds in the Trust Account established for the benefit of stockholders who purchased shares of common stock in the Company’s initial public offering are used to satisfy liabilities of the Company (other than franchise taxes), then the number of shares of the Company’s common stock issuable to the Sponsors shall be reduced by the number of shares determined by dividing the amount of cash released from the Trust Account to pay Company liabilities by the Conversion Amount, and the number of shares issuable to the Stockholders shall be correspondingly increased.

If any of the Company’s obligations outstanding prior to Closing are converted into shares of the Company’s common stock, the number of shares of Company common stock issuable to the Sponsors shall be reduced by the number of shares issued upon such conversions.

If the Company issues any shares of the Company’s common stock in a private placement prior to the Closing and utilizes the proceeds thereof to satisfy pre-Closing obligations of the Company, the number of shares of the Company’s common stock issuable to the Sponsors shall be decreased by the number of shares issued in the private placement, the proceeds of which are used to satisfy the Company obligations.

The number of shares of Company common stock issuable to the Stockholders will be increased if, as agreed, HEFA Global funds operating expenses of the Company prior to Closing by dividing the amount so funded by the Conversion Amount, and the number of shares of Company common stock issuable to the Sponsors shall be correspondingly reduced.

Funding of Company Expenses. HEFA Global has agreed to fund (i) up to $600,000 of the Company’s operating expenses through the date of Closing, (ii) up to $100,000 of expenses incurred by the Company in obtaining an extension of the date by which the Company must complete its initial business combination to January 3, 2019 and (iii) up to $300,000 of expenses incurred after January 3, 2019 if the date by which the Company must complete its initial business combination beyond January 3, 2019, if necessary; provided, however, that the total amount of expenses that HEFA Global has agreed to fund is subject to an $800,000 limit. The Company received $350,000 of loans from HEFA Global to fund the operations of the Company as per the Exchange Agreement in August 2018.

Stockholder Conversion Rights. At the time that the Company seeks approval of the Share Exchange from its stockholders, the Company will offer its public shareholders the opportunity to convert their shares for cash upon the closing of the Share Exchange in an amount equal to their pro rata share of the funds held in the Trust Account that holds the proceeds of Jensyn’s initial public offering as provided by its amended and restated certificate of incorporation. In connection with the stockholder vote to extend the date by which the Company must complete its initial business combination to September 3, 2018, Jensyn Capital, LLC, a company controlled by the Company’s initial stockholders, agreed to deposit $.042 per share for each 30 day period that the date by which the Company must complete its initial business combination was extended. The deposit of the additional $104,614 that Jensyn Capital is required to deposit in connection with the extension will increase the funds available in the Trust Account from $10.66 per share as of June 30, 2018 to approximately $10.89 per share.

Conditions to Closing. The closing of the Share Exchange is subject to a number of conditions, including the approval of the Share Exchange by the Company’s stockholders, the receipt by the Company of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to the Company’s stockholders and the approval by the Company’s stockholders of an extension of the date by which the Company must complete its initial business combination to January 3, 2019. In addition, each of the Company and HEFA Global must have at least $5,000,001 of net tangible assets after the Closing.

Post-Closing Management. The senior management of HEFA Global will replace Jensyn’s existing management team following the closing of the Share Exchange. In addition, it is anticipated that at the time that Jensyn seeks approval of the Share Exchange by its stockholders, Jensyn’s stockholders will be asked to elect a new Board of Directors. The nominees will be four individuals designated by HEFA Global and one individual designated by the Company.

Representations and Warranties. Under the Exchange Agreement, each of the Company, on the one hand, and HEFA Global and the Stockholders, on the other hand, made customary representations and warranties for transactions of this nature.

Indemnification. Under the Exchange Agreement, the Stockholders have agreed to indemnify the Company and its officers, directors and affiliates and representatives against losses and liabilities resulting from any breach of the representations and warranties of HEFA Global or the Stockholders contained in the Exchange Agreement or any breach of the covenants of HEFA Global and the Stockholders contained in the Exchange Agreement.

The Company has agreed to indemnify the Stockholders and their affiliates and representatives against losses and liabilities resulting from any breach of the representations or warranties of the Company set forth in the Exchange Agreement or any breach of the covenants of the Company contained in the Exchange Agreement.

Termination. The Exchange Agreement may be terminated under certain limited circumstances at any time prior to the consummation of the business combination (whether before or after the required stockholder vote of the Company has been obtained). If the Exchange Agreement is terminated pursuant to the provisions of the Exchange Agreement, all further obligations of the parties thereunder will terminate without any liability of any party thereto, other than any obligation or liability arising from any prior willful and material breach by such party and as described under the caption “Termination Payment” below.

Termination Payment. HEFA Global is required to pay the Company a $2,500,000 termination fee in the event that the Exchange Agreement is terminated (i) by the Company by reason of the breach by HEFA or the Stockholders of their representations and warranties set forth in the Purchase Agreement or (ii) by the Company or HEFA Global as a result of the Closing not having occurred by March 7, 2019 solely by reason of a delay caused solely by HEFA Global.

The Company is required to pay HEFA Global a $2,500,000 termination fee in the event that HEFA terminates the Exchange Agreement by reason of the breach by the Company of its representations and warranties set forth in the Exchange Agreement or if the Exchange Agreement is terminated by the Company or HEFA Global as a result of the Closing not having occurred by March 7, 2019 as a result of a delay solely caused by the Company. The Company is also required to pay HEFA Global a $2,500,000 termination fee if the Exchange Agreement is terminated by the Company as a result of the Closing not having occurred by March 7, 2018 for a reason other than a delay caused solely by HEFA Global, and the Company initiates an alternate business combination within six months of such termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At June 30, 2018, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through June 30, 2018 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates. On August 15, 2018, we signed definitive agreement to enter into a Business Combination with Oneness Global (dba HEFA Global) as described below under “Proposed Business Combination.”

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

For the three months ended March 31, 2018 and 2017, following are the amounts and changes in operating expenses, interest income and interest expense.

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	$ change	% increase or decrease

General and Administrative Costs
Professional Fees:
Accounting and professional fees	$40,358	$27,854	$12,504	45%
Legal fees	105,898	24,275	81,623	336%
Insurance - Directors and Officers	10,010	10,195	(185)	-2%
Office expense - related party	30,000	30,000	-	0%
Other:
Stock related expense (NASDAQ and stock transfer fees)	56,173	15,524	40,649	262%
Franchise taxes	12,800	11,025	1,775	16%
Stock compensation expense	-	11,733	(11,733)	-100%
Other expenses	2,912	6,346	(3,434)	-54%

Total general and administrative	258,151	136,952	121,199	88%

Other income and (expense)
Interest income	66,954	58,234	8,720	15%
Interest expense	(14,600)	(335)	(14,265)	4,258%

Net loss	$(205,797)	$(79,053)	$(126,744)	160%

For the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

●	the increases in accounting and professional fees and legal fees are primarily a result of costs associated with pursuing the Business Combination.
●	the increase in stock related expenses (NASDAQ and stock transfer fees) is primarily the result of the proxy and stock transfer agent related services incurred for the 2018 special meeting.
●	the increase in interest income is a result of higher interest rates on the Trust Account investments.
●	the increase in interest expense is primarily due to the interest associated with three loans totaling $730,000 from Jensyn Capital LLC, an affiliate.

For the six months ended June 30, 2018 and 2017, following are the amounts and changes in operating expenses, interest income and interest expense.

	For the six months ended June 30, 2018	For the six months ended June 30, 2017	$ change	% increase or decrease

General and Administrative Costs
Professional Fees:
Accounting and professional fees	$110,983	$82,799	$28,184	34%
Legal fees	211,519	53,303	158,216	297%
Insurance - Directors and Officers	20,087	20,494	(407)	-2%
Office expense - related party	60,000	60,000	-	0%
Other:
Stock related expense (NASDAQ and stock transfer fees)	112,276	32,355	79,921	247%
Franchise taxes	25,714	22,050	3,664	17%
Stock compensation expense	-	23,466	(23,466)	-100%
Other expenses	12,600	17,884	(5,284)	-30%

Total general and administrative	553,179	312,351	240,828	77%

Other income and (expense)
Interest income	152,324	98,807	53,517	54%
Interest expense	(89,431)	(478)	(88,953)	18,609%

Net loss	$(490,286)	$(214,022)	$(276,264)	129%

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

●	the increases in accounting and professional fees and legal fees are primarily a result of costs associated with pursuing the Business Combination.
●	the increase in stock related expenses (NASDAQ and stock transfer fees) is primarily the result of the proxy and stock transfer agent related services incurred for the 2018 special meeting.
●	the increase in interest income is a result of higher interest rates on the Trust Account investments.
●	the increase in interest expense is primarily due to the interest associated with three loans totaling $730,000 from Jensyn Capital LLC, an affiliate.

Liquidity and Capital Resources

Our cash balance as of June 30, 2018 was $14,568. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our principal shareholders (the “Principal Shareholders”) and two affiliates in an aggregate amount of $2,030,220, each as described in Notes 3 and 6, and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. We incurred approximately $2,696,501 in total offering related costs, including a $1,170,000 underwriting discount paid to underwriters and $780,000 deferred underwriting commission.

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

We believe that our cash balance as of June 30, 2018 not held in the Trust Account and additional investments from our Principal Shareholders and loans from our affiliates will be sufficient to allow us to operate through at least September 3, 2018, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for pursuing an alternative Business Combination. We anticipate that we will incur approximately:

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2018, we did not have any off-balance sheet arrangements. At June 30, 2018, we have short-term debt due to related parties of $2,030,220, $1,269,220 of this debt is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. In addition, we have short-term debt with Jensyn Capital, an affiliate, for $760,000. This debt is evidenced by four notes, three of which totaling $730,000 are unsecured, carry an 8% interest rate, and are due upon completion of the initial Business Combination. The fourth note is for $30,000 and is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion or redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018 the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Accordingly, at June 30, 2018, 18,465 of the 2,099,767 public shares outstanding, were classified outside of permanent equity at their redemption value. At December 31, 2017, 3,149,524 of the 5,169,500 public shares outstanding were classified outside of permanent equity at their redemption value.

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

As a result of the action taken by BAE, Jensyn management is evaluating Jensyn’s alternatives, including the proposed Business Combination describe below, and has scheduled a special meeting of stockholders for August 29, 2018 at which stockholders will be asked to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019.

On August 15, 2018, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Oneness Global, a Cayman Islands company, and its stockholders, HF Bio Holding Ltd., WBW Holding Ltd. and HF Tech Holding, Ltd. (collectively, the “Stockholders”).

Oneness Global is an e-commerce company based in China that operates under the name HEFA Global.

The material terms of the Exchange Agreement are summarized below.

Exchange and Issuance of Shares. Upon the closing (the “Closing”) of the transactions contemplated by the Exchange Agreement, the Stockholders of Oneness Global (hereinafter referred to as “HEFA Global”) will exchange their shares of capital stock in HEFA Global for 46,746,104 shares of the Company’s common stock (the “Share Exchange”) representing approximately 85% of Jensyn’s outstanding shares after giving effect to the business combination, subject to adjustment as provided below. As a result of the Share Exchange, HEFA Global will become a wholly owned subsidiary of the Company.

Certain of the initial stockholders of and special advisors to the Company (the “Sponsors”) will receive an aggregate of 6,560,363 shares of the Company’s common stock upon the Closing, subject to adjustment as provided below. These shares, together with other shares of Jensyn common stock outstanding prior to the completion of the Share Exchange (exclusive of shares issued in Jensyn’s initial public offering) and shares issued upon the conversion of Jensyn’s outstanding rights, will represent fifteen percent (15%) of Jensyn’s outstanding shares of common stock following the completion of the Share Exchange, subject to adjustment as provided below.

Adjustments of Share Ownership. The number of shares of the Company’s common stock issuable to the Stockholders will be adjusted if the amount that HEFA Global’s Net Cash (as defined in the Exchange Agreement) at Closing is greater or less than zero. If Net Cash is greater than zero, the number of shares of common stock issuable to the Stockholders will be increased by an amount equal to the amount determined by dividing the amount by which Net Cash exceeds zero by the conversion price per share payable to Jensyn stockholders who elect to convert their shares into cash in connection with the Share Exchange (the “Conversion Amount”). If Net Cash at Closing is less than zero, then the number of shares issuable to the Stockholders shall be decreased by an amount equal to the amount determined by dividing the amount by which Net Cash is less than zero by the Conversion Amount.

If HEFA Global’s Closing Net Working Capital (as defined in the Exchange Agreement and exclusive of cash) exceeds $2,000,000, the number of shares of the Company’s common stock issuable to the Stockholders shall be increased by a number of shares determined by dividing the amount by which Closing Net Working Capital exceeds $2,000,000 by the Conversion Amount. If HEFA Global’s Closing Net Working Capital is less than $2,000,000, the number of shares of the Company’s common stock issuable to the Stockholders shall be reduced by a number of shares determined by dividing the amount by which Closing Net Working Capital is less than $2,000,000 by the Conversion Amount.

If any funds in the Trust Account established for the benefit of stockholders who purchased shares of common stock in the Company’s initial public offering are used to satisfy liabilities of the Company (other than franchise taxes), then the number of shares of the Company’s common stock issuable to the Sponsors shall be reduced by the number of shares determined by dividing the amount of cash released from the Trust Account to pay Company liabilities by the Conversion Amount, and the number of shares issuable to the Stockholders shall be correspondingly increased.

If any of the Company’s obligations outstanding prior to Closing are converted into shares of the Company’s common stock, the number of shares of Company common stock issuable to the Sponsors shall be reduced by the number of shares issued upon such conversions.

If the Company issues any shares of the Company’s common stock in a private placement prior to the Closing and utilizes the proceeds thereof to satisfy pre-Closing obligations of the Company, the number of shares of the Company’s common stock issuable to the Sponsors shall be decreased by the number of shares issued in the private placement, the proceeds of which are used to satisfy the Company obligations.

The number of shares of Company common stock issuable to the Stockholders will be increased if, as agreed, HEFA Global funds operating expenses of the Company prior to Closing by dividing the amount so funded by the Conversion Amount, and the number of shares of Company common stock issuable to the Sponsors shall be correspondingly reduced.

Funding of Company Expenses. HEFA Global has agreed to fund (i) up to $600,000 of the Company’s operating expenses through the date of Closing, (ii) up to $100,000 of expenses incurred by the Company in obtaining an extension of the date by which the Company must complete its initial business combination to January 3, 2019 and (iii) up to $300,000 of expenses incurred after January 3, 2019 if the date by which the Company must complete its initial business combination beyond January 3, 2019, if necessary; provided, however, that the total amount of expenses that HEFA Global has agreed to fund is subject to an $800,000 limit.

Stockholder Conversion Rights. At the time that the Company seeks approval of the Share Exchange from its stockholders, the Company will offer its public shareholders the opportunity to convert their shares for cash upon the closing of the Share Exchange in an amount equal to their pro rata share of the funds held in the Trust Account that holds the proceeds of Jensyn’s initial public offering as provided by its amended and restated certificate of incorporation. In connection with the stockholder vote to extend the date by which the Company must complete its initial business combination to September 3, 2018, Jensyn Capital, LLC, a company controlled by the Company’s initial stockholders, agreed to deposit $.042 per share for each 30 day period that the date by which the Company must complete its initial business combination was extended. The deposit of the additional $104,614 that Jensyn Capital is required to deposit in connection with the extension will increase the funds available in the Trust Account from $10.66 per share as of June 30, 2018 to approximately $10.89 per share.

Conditions to Closing. The closing of the Share Exchange is subject to a number of conditions, including the approval of the Share Exchange by the Company’s stockholders, the receipt by the Company of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to the Company’s stockholders and the approval by the Company’s stockholders of an extension of the date by which the Company must complete its initial business combination to January 3, 2019. In addition, each of the Company and HEFA Global must have at least $5,000,001 of net tangible assets after the Closing.

Post-Closing Management. The senior management of HEFA Global will replace Jensyn’s existing management team following the closing of the Share Exchange. In addition, it is anticipated that at the time that Jensyn seeks approval of the Share Exchange by its stockholders, Jensyn’s stockholders will be asked to elect a new Board of Directors. The nominees will be four individuals designated by HEFA Global and one individual designated by the Company.

Representations and Warranties. Under the Exchange Agreement, each of the Company, on the one hand, and HEFA Global and the Stockholders, on the other hand, made customary representations and warranties for transactions of this nature.

Indemnification. Under the Exchange Agreement, the Stockholders have agreed to indemnify the Company and its officers, directors and affiliates and representatives against losses and liabilities resulting from any breach of the representations and warranties of HEFA Global or the Stockholders contained in the Exchange Agreement or any breach of the covenants of HEFA Global and the Stockholders contained in the Exchange Agreement.

The Company has agreed to indemnify the Stockholders and their affiliates and representatives against losses and liabilities resulting from any breach of the representations or warranties of the Company set forth in the Exchange Agreement or any breach of the covenants of the Company contained in the Exchange Agreement.

Termination. The Exchange Agreement may be terminated under certain limited circumstances at any time prior to the consummation of the business combination (whether before or after the required stockholder vote of the Company has been obtained). If the Exchange Agreement is terminated pursuant to the provisions of the Exchange Agreement, all further obligations of the parties thereunder will terminate without any liability of any party thereto, other than any obligation or liability arising from any prior willful and material breach by such party and as described under the caption “Termination Payment” below.

Termination Payment. HEFA Global is required to pay the Company a $2,500,000 termination fee in the event that the Exchange Agreement is terminated (i) by the Company by reason of the breach by HEFA or the Stockholders of their representations and warranties set forth in the Purchase Agreement or (ii) by the Company or HEFA Global as a result of the Closing not having occurred by March 7, 2019 solely by reason of a delay caused solely by HEFA Global.

The Company is required to pay HEFA Global a $2,500,000 termination fee in the event that HEFA terminates the Exchange Agreement by reason of the breach by the Company of its representations and warranties set forth in the Exchange Agreement or if the Exchange Agreement is terminated by the Company or HEFA Global as a result of the Closing not having occurred by March 7, 2019 as a result of a delay solely caused by the Company. The Company is also required to pay HEFA Global a $2,500,000 termination fee if the Exchange Agreement is terminated by the Company as a result of the Closing not having occurred by March 7, 2018 for a reason other than a delay caused solely by HEFA Global, and the Company initiates an alternate business combination within six months of such termination.

Other. A copy of the Exchange Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 2.2 and is incorporated herein by reference. The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference thereto.

In connection with the proposed Share Exchange, the Company intends to file with the SEC a preliminary proxy statement. When completed, the Company will mail a definitive proxy statement and other relevant documents to its stockholders in connection with its solicitation of proxies for the special meeting of stockholders to be held to approve the proposed business combination and related transactions. This Quarterly Report on Form 10-Q does not contain all the information that should be considered concerning the proposed Share Exchange. It is not intended to provide the basis for any investment decision or any other decision in respect to the proposed Share Exchange. The Company’s stockholders and other interested persons are advised to read, when available, the preliminary proxy statement, the amendments thereto, and the definitive proxy statement in connection with the Company’s solicitation of proxies for the special meeting to be held to approve the proposed Share Exchange, as these materials will contain important information about HEFA Global, the Company and the proposed Share Exchange. The definitive proxy statement will be mailed to stockholders of Jensyn as of a record date to be established for voting on the business combination agreement and related transactions. Stockholders will also be able to obtain copies of the proxy statement, without charge, once available, at the SEC’s Internet site at http://www.sec.gov, or by directing a request to: Jensyn Acquisition Corp., 800 West Main Street, Suite 204, Freehold, New Jersey 07728, attention: Jeffrey J. Raymond, 1-888-536-7965.

Participants in Solicitation The Company and its directors and executive officers and HEFA Global and its stockholders, directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of the Company in connection with the proposed Share Exchange. Information regarding the special interests of these stockholders, directors, and executive officers in the Share Exchange will be included in the proxy statement referred to above. Additional information regarding the directors and executive officers of Jensyn is also included in the Annual Report on Form 10-K for the year ended December 31, 2017, which is available free of charge at the SEC web site (www.sec.gov) and at the address described above and will also be contained in the definitive proxy statement for the proposed business combination) when available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018, we are not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in conjunction with a business combination that will provide additional resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On February 2, 2018, a shareholder class action was filed in the Superior Court of New Jersey, Monmouth County, on behalf of the holders of public shares against Jensyn and its Board of Directors. The complaint alleged, among other things, that the Jensyn directors breached their fiduciary duties to Jensyn’s public shareholders by acting to cause or facilitate the Purchase Agreement because the Purchase Agreement was not in the best interest of the public shareholders. On May 23, 2018, this shareholder class action suit was dismissed without prejudice or costs by agreement between the parties.

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

As a result of the actions taken by BAE, our management is evaluating our alternatives, including the proposed business combination with HEFA Global. A special meeting of stockholders is scheduled for August 29, 2018 at which stockholders will be asked to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) and its Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (the “Trust Amendment”) to extend the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019. If the Charter Amendment and Trust Amendment proposals are not approved and we do not consummate a business combination by September 3, 2018, we will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with vote to extend the date by which we must complete a business combination from June 5, 2018 to September 3, 2018, holders of 1,244,227 of our public shares exercised conversion rights with respect to such shares and such shares were redeemed for approximately $10.66 per share. Approximately $13,264,985 was disbursed from the Trust Account to fund the redemptions.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On January 2, 2018, we received a written from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Listing Rule 5620(a) (the “Annual Meeting Rule”) as a result of not having held an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year. We held a special meeting in lieu of annual meeting of stockholders on June 4, 2018 and, on June 18, 2018, Nasdaq advised us that we had regained compliance with the Annual Meeting Rule and granted us continued listing.

Item 6. Exhibits

Exhibit No.	Description

2.2	Share Exchange Agreement dated as of August 14, 2018 among Jensyn Acquisition Corp., Oneness Global, HF Bio Holdings Ltd., WBW Holding Ltd., and HF Tech Holding, Ltd.

10.17	Promissory Note, dated June 22, 2018 issued to Jensyn Capital, LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of August, 2018.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James D. Gardner
James D. Gardner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

