Form 10-Q
period 2018-09-30
Jensyn Acquisition Corp.
filed 2018-11-19
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES [X] NO [  ]

The number of shares of the registrant’s common stock outstanding as of November 19, 2018 was 2,005,567.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)

ASSETS
Current Assets
Cash	$71,998	$25,432
Prepaid insurance and other	30,542	14,457
Total Current Assets	102,540	39,889

Cash and investments held in trust account	7,968,519	41,019,387
Total Assets	$8,071,059	$41,059,276

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - Accounts payable and accrued expenses	$870,301	$609,719
Notes and advances payable - related parties (net of deferred financing costs)	2,056,220	1,536,549
Total Current Liabilities	2,926,521	2,146,268

Deferred underwriting compensation	780,000	780,000
Total Liabilities	3,706,521	2,926,268

Common stock subject to possible redemption: 0 shares and 3,149,524 shares (at redemption value of $10.52 per share) at September 30, 2018 and December 31, 2017, respectively.	-	33,132,988

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 2,005,567 and 2,019,976 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (excluding 0 and 3,149,524 shares subject to possible redemption at September 30, 2018 and December 31, 2017, respectively)	201	202
Additional paid-in capital	5,894,802	6,227,456
Accumulated deficit	(1,530,465)	(1,227,638)
Total Stockholders' Equity	4,364,538	5,000,020
Total Liabilities and Stockholders' Equity	$8,071,059	$41,059,276

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and Administrative Costs
Professional fees	$62,539	$78,050	$385,041	$214,152
Insurance	10,086	10,195	30,173	30,689
Office expense-related party	30,000	30,000	90,000	90,000
Other	75,008	45,358	225,598	141,113

Total general and administrative costs	177,633	163,603	730,812	475,954

Operating Loss	(177,633)	(163,603)	(730,812)	(475,954)

Other income and (expense):
Other Income	350,000	-	350,000	-
Interest income	31,305	55,043	183,629	153,850
Interest expense	(16,213)	(1,215)	(105,644)	(1,693)

Net income (loss)	$187,459	$(109,775)	$(302,827)	$(323,797)

Weighted average common shares outstanding - basic and diluted	2,081,302	1,935,076	2,054,744	1,926,838

Net loss per common share - basic and diluted	$0.09	$(0.06)	$(0.15)	$(0.17)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the nine months ended September 30, 2018

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2018	2,019,976	$202	$6,227,456	$(1,227,638)	$5,000,020
Common shares subject to redemption	(14,409)	(1)	(374,654)	-	(374,655)
Expenses paid by others on behalf of the Company	-	-	42,000	-	42,000
Net loss	-	-	-	(302,827)	(302,827)
Balance, September 30, 2018	2,005,567	$201	$5,894,802	$(1,530,465)	$4,364,538

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(302,827)	$(323,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties via transfer of common stock	-	-
Stock compensation		31,288
Amortization of deferred financing costs	62,871	-
Changes in operating assets and liabilities:
Changes in prepaid expenses and other	(16,085)	7,121
Interest income on cash and investments held in trust account	(183,629)	(153,850)
Changes in accounts payable and accrued expenses	319,451	193,808
Net cash used in operating activities	(120,219)	(245,430)

Cash flows from investing activities:
Interest income on cash and investments held in trust account	183,629	153,850
Net cash provided by investing activities	183,629	153,850

Cash flows from financing activities:
Proceeds from note payable- stockholders and affiliates	456,800	426,100
Payments for share redemption	(33,507,642)	-
Payments for deferred financing costs	(16,870)	-
Principal payments on short-term loan	-	(19,997)
Net cash (used in) provided by financing activities	(33,067,712)	406,103

Net (decrease) increase in cash and restricted cash	(33,004,302)	314,523
Cash and restricted cash at beginning of period	41,044,819	40,474,860
Cash and restricted cash at end of period	$8,040,517	$40,789,383

Non-cash financing transactions:
Prepaid expense paid by others on behalf of the Company	$42,000	$-
Loan for prepaid insurance	-	30,210

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

At September 30, 2018, the Company had not yet commenced any meaningful operations. All activity through September 30, 2018 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At September 30, 2018, the Trust Account consists of investments in money market funds in one financial institution.

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

On June 4, 2018, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018 and an additional $104,614 was deposited into the Trust Account.

On August 29, 2018, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019. Jensyn Capital, LLC has agreed to contribute $.042 per month for a period of four months for each Public Share that was not converted into cash in connection with the August 29, 2018 special meeting of stockholders, thus totaling an additional $0.168 per share for the four-month period ending January 3, 2019.

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

The initial per public share redemption or conversion price was $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. At September 30, 2017, the per public share redemption or conversion price increased to $10.45 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At December 6, 2017, the per public share redemption or conversion price increased to $10.52 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At March 5, 2018, the per public share redemption or conversion price increased to $10.63 per share as a result of the $186,704 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At June 30, 2018, the per public share redemption or conversion price was $10.66 per share. In connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018, Jensyn Capital, LLC deposited an additional $.126 per share into the Trust Account. This deposit increased the funds in the Trust Account to $10.83 per share as of September 30, 2018. Jensyn Capital, LLC has agreed to contribute $.042 per month for a period of four months for each Public Share that was not converted into cash in connection with the August 29, 2018 special meeting of stockholders, thus totaling an additional $0.168 per share for the four-month period ending January 3, 2019. This deposit will increase the funds in the Trust Account to approximately $11.00 per share at January 3, 2019.

Liquidity and Going Concern

At September 30, 2018, the Company had $71,998 in cash outside of the Trust Account and a working capital deficiency of $2,823,981. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Management has evaluated the relevant conditions and events to determine if it is probable that the Company would be able to meet its obligations as they become due one year from the issuance of these financial statements and as a result, continue as a going concern. At a special meeting of stockholders held on August 29, 2018, the Company’s stockholders approved an extension of the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019. If a business combination is not completed by January 3, 2019, the Company will either seek an additional extension of time to complete the initial Business Combination or be dissolved and liquidated. As a result, management believes this raises substantial doubt about the Company’s ability to continue as a going concern.

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

Securities Held in Trust Account

At September 30, 2018 and December 31, 2017, the assets held in the Trust Account were valued at $7,968,519 and $41,019,387, respectively. During the nine months ended September 30, 2018 and at September 30, 2018, the assets held in the Trust Account were invested in money market funds held in one financial institution. Due to the short-term nature of this investment, the fair value approximates the carrying amounts reflected in the balance sheets.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2018 or December 31, 2017. At September 30, 2018 and December 31, 2017, there are no uncertain tax positions.

Recently Adopted Accounting Standards

In November 2016 the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (ASU 2016-18), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 during the nine months ended September 30, 2018 on a retrospective basis. As a result, net cash used in operating activities increased by $1 for the nine months ended September 30, 2017. Net cash provided by investing activities increased by $292,110 for the nine months ended September 30, 2017 and beginning-of-period cash and restricted cash increased by $41,019,387 and $40,473,422 in the nine months ended September 30, 2018 and 2017, respectively.

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

All of the common shares sold as part of a Unit in the Public Offering (the “Public Shares”) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. As of September 30, 2018, there were 736,067 Public Shares outstanding. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its certificate of incorporation provides that the Company will consummate a Business Combination only if the holders of Public Shares do not exercise conversion rights in an amount that would cause the Company’s net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at September 30, 2018, none of the 2,005,567 common shares outstanding were classified outside of permanent equity at their redemption value since Stockholder’s Equity is less than $5,000,001. The Company expects that as a result of: a) the net tangible assets acquired as part of a Business Combination, (b) Company liabilities converted to equity, (c) new equity capital raised, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. At December 31, 2017, there were 3,149,524 of the 5,169,500 common shares outstanding classified outside of permanent equity at their redemption value.

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

If the Company is unable to consummate a Business Combination within the time required by its Amended and Restated Certificate of Incorporation (now January 3, 2019) it will redeem 100% of the shares held by Public Stockholders using the funds in the Trust Account described above. In such event, the rights and warrants held by Public Stockholders will expire and be worthless.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $1,295,220 and $1,048,420 was outstanding to the Principal Shareholders at September 30, 2018 and December 31, 2017, respectively. The Company owed $760,000, and $550,000 to Jensyn Capital, LLC, an affiliated company owned by the same stockholders at September 30, 2018 and December 31, 2017, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at September 30, 2018 and December 31, 2017.

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

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC (“JIS”), for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of $290,000 of the monthly fee. For the three and nine months ended September 30, 2018, $20,000 has been paid to JIS under this agreement. As of September 30, 2018 and December 31, 2017, the Company has accrued, but not paid, $290,000 and $220,000 relating to this agreement, respectively.

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

In December 2017, the Company agreed to reimburse Jensyn Capital, LLC for up to approximately $90,000 of its out of pocket costs incurred in connection with securing additional financing necessary to fund the amounts to be deposited into the Trust Account for the three-month extensions. For the September 2017 and December 2017 loans, these costs were $41,502 and $48,370, respectively. The Company paid $16,870 of these costs during the nine months ended September 30, 2018 and $47,002 and $63,872 was included in accounts payable at September 30, 2018 and December 31, 2017, respectively.

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

In August 2018, in connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018, the Company deposited into the Trust Account an additional $104,614 ($.126 per share).

In June 2018, Jensyn Capital, LLC loaned the Company $30,000. The loan is represented by a non-interest bearing promissory note that becomes due upon the completion of the Company’s initial business combination.

Note 4 – Accounts Payable and Accrued Expenses

At September 30, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses consisted of the following:

	At September 30, 2018	At December 31, 2017
Accounts Payable:
Vendors	$385,817	$213,228
Principal Shareholders and affiliates	98,926	111,038
Total accounts payable	484,743	324,266

Accrued Expenses:
Services agreement with an entity owned by the
Principal Shareholders, Jensyn Integrations Services LLC	290,000	220,000
Franchise taxes	35,840	17,508
Accrued legal expenses	9,000	38,423
Accrued interest expense due to affiliate	48,682	7,522
Other	2,036	2,000
Total accrued expenses	385,558	285,453

Total accounts payable and accrued expenses	$870,301	$609,719

Note 5 — Notes and Advances Payable

At September 30, 2018 and December 31, 2017, the Company’s notes and advances payable consisted of $2,056,220 and $1,536,549, respectively. The following notes are non-interest bearing (unless otherwise specified) and are due at the completion of the initial business combination.

	September 30, 2018	December 31, 2017
Amounts due to Principal Shareholders	$1,295,220	$1,048,420
Amounts due to an affiliate owned by the Principal Shareholders, Jensyn Integration Services	1,000	1,000
Amounts due to an affiliate owned by the Principal Shareholders, Jensyn Capital LLC ($730,000 at 8% interest)	760,000	550,000
Less deferred financing costs	-	(62,871)
Total notes and advances payable, net	$2,056,220	$1,536,549

In September 2017, December 2017, March 2018 and June 2018, the Company issued promissory notes for $200,000, $350,000 $180,000, and $30,000, respectively, to a related party owned by certain Principal Shareholders, Jensyn Capital LLC. Each of these notes carries an interest rate of 8% with interest and principal due upon completion of the initial Business Combination except for the note issued in June 2018, which is non-interest bearing. The Company also agreed to reimburse Jensyn Capital LLC for its out of pocket costs in connection with the notes. These costs totaled $41,502 and $48,370 for the September and December 2017 loans, respectively, and $0 for the March 2018 loan. In addition, the Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a Jensyn Capital LLC lender in connection with obtaining the December 2017 financing. The out of pocket costs and the $19,130 value attributable to the shares transferred by the Principal Shareholders are considered deferred financing costs.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2018 and December 31, 2017, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2018 and December 31, 2017, 2,005,567 and 5,169,500 shares of common stock were issued and outstanding including 0 and 3,149,524 shares subject to redemption, respectively.

In April 2018, a third party (former merger partner) paid $42,000 of expenses on behalf of the Company. As a result, additional paid-in capital was increased and accounts payable was decreased by $42,000.

Note 8 — Other Income

On August 15, 2018, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Oneness Global, a Cayman Islands company, and its stockholders. As part of the Exchange Agreement, the Company received $350,000 on August 20, 2018 to fund the Company’s operating costs and recorded this amount as other income.

Note 9 — Subsequent Events

In October 2018, the Company terminated the Exchange Agreement between Oneness Global and the stockholders of Oneness Global due to the alleged breach of certain representations, warranties and covenants of Oneness Global contained in the Exchange Agreement. The Company has demanded that Oneness Global pay to the Company the $2,500,000 termination fee provided for in the Exchange Agreement. No assurance can be given that the Company will be able to collect the termination fee. As a result of the termination of the Share Exchange Agreement, the Company’s management is exploring other strategic alternatives.

In November 2018, $350,000 deposited in escrow by Oneness Global pursuant to the Exchange Agreement to fund Company transaction expenses was released to the Company.

In November 2018, in connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019, the Company deposited into the Trust Account an additional $61,342 representing two months of the four month extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At September 30, 2018, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through September 30, 2018 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

For the three months ended September 30, 2018 and 2017, following are the amounts and changes in operating expenses, interest income and interest expense.

	For the three months ended	For the three months ended		% increase
	September 30, 2018	September 30, 2017	$ change	or decrease

Accounting and professional fees	$22,198	$33,403	$(11,205)	-50%
Legal fees	40,341	44,647	(4,306)	-11%
Insurance - Directors and Officers	10,086	10,195	(109)	-1%
Office expense - related party	30,000	30,000	-	0%
Other:
Stock related expense (NASDAQ and stock transfer fees)	58,771	18,340	40,431	69%
Franchise taxes	12,524	11,025	1,499	12%
Stock compensation expense	-	7,822	(7,822)
Other expenses	3,713	8,171	(4,458)	-120%

Total general and administrative	177,633	163,603	14,030	8%

Other income and (expense)
Other income	350,000	-	350,000	100%
Interest income	31,305	55,043	(23,738)	-76%
Interest expense	(16,213)	(1,215)	(14,998)	93%

Net income (loss)	$187,459	$(109,775)	$297,234	159%

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

●	the decrease in accounting and professional fees and legal fees are primarily a result of costs associated with pursuing a Business Combination in 2017.
●	the increase in stock related expenses (NASDAQ and stock transfer fees) is primarily the result of the proxy and stock transfer agent related services incurred for the 2018 special meeting.
●	the increase in other income is a result of cash received by the Company from a business combination target to fund operating costs.
●	the decrease in interest income is a result of lower balances in the Trust Account in 2018.
●	the increase in interest expense is primarily due to the interest associated with three loans totaling $730,000 from Jensyn Capital LLC, an affiliate.

For the nine months ended September 30, 2018 and 2017, following are the amounts and changes in operating expenses, interest income and interest expense.

	For the nine months ended	For the nine months ended		% increase
	September 30, 2018	September 30, 2017	$ change	or decrease

Accounting and professional fees	$133,181	$116,202	$16,979	13%
Legal fees	251,860	97,950	153,910	61%
Insurance - Directors and Officers	30,173	30,689	(516)	-2%
Office expense - related party	90,000	90,000	-	0%
Other:
Stock related expense (NASDAQ and stock transfer fees)	171,047	50,695	120,352	70%
Franchise taxes	38,238	33,595	4,643	12%
Stock compensation expense	-	31,288	(31,288)
Other expenses	16,313	25,535	(9,222)	-57%

Total general and administrative	730,812	475,954	254,858	35%

Other income and (expense)
Other income	350,000	-	350,000	100%
Interest income	183,629	153,850	29,779	16%
Interest expense	(105,644)	(1,693)	(103,951)	98%

Net loss	$(302,827)	$(323,797)	$20,970	-7%

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

●	the increases in accounting and professional fees and legal fees are primarily a result of costs associated with pursuing Business Combinations.
●	the increase in stock related expenses (NASDAQ and stock transfer fees) is primarily the result of the proxy and stock transfer agent related services incurred for the 2018 special meetings.
●	the increase in other income is a result of cash received by the Company from a business combination target to fund operating costs.
●	the increase in interest income is a result of higher interest rates on the Trust Account investments.
●	the increase in interest expense is primarily due to the interest associated with three loans totaling $730,000 from Jensyn Capital LLC, an affiliate.

Liquidity and Capital Resources

Our cash balance as of September 30, 2018 was $71,998. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our principal shareholders (the “Principal Shareholders”) and two affiliates in an aggregate amount of $2,056,220, each as described in Notes 3 and 6, and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. In addition, on August 15, 2018, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Oneness Global, a Cayman Islands company, and its stockholders, HF Bio Holding Ltd., WBW Holding Ltd. and HF Tech Holding, Ltd. (collectively, the “Stockholders”). As part of the Exchange Agreement, the Company received $350,000 on August 20, 2018 to fund the Company’s operating costs and recorded this amount as other income.

In November 2018, $350,000 deposited in escrow by Oneness Global pursuant to the Exchange Agreement to fund Company transaction expenses was released to the Company.

We incurred approximately $2,696,501 in total offering related costs, consisting principally of underwriter discounts of $1,950,000 (including approximately $780,000 of which payment is deferred) and approximately $746,501 of private placement fees and professional, printing, filing, regulatory and other costs have been charged to additional paid-in capital upon completion of the Public Offering.

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

We believe that our cash balance as of September 30, 2018 not held in the Trust Account and additional investments from our Principal Shareholders and loans from our affiliates will be sufficient to allow us to operate through at least January 3, 2019, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for pursuing an alternative Business Combination. We anticipate that we will incur approximately:

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2018, we did not have any off-balance sheet arrangements. At September 30, 2018, we have short-term debt due to related parties of $2,056,220; $1,296,220 of this debt is due to Principal Shareholders and is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. In addition, we have short-term debt with Jensyn Capital, an affiliate, for $760,000. This debt is evidenced by four notes, three of which totaling $730,000 are unsecured, carry an 8% interest rate, and are due upon completion of the initial Business Combination. The fourth note is for $30,000 and is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. We do not have any capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Principal Shareholders a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Although the Company did not specify a maximum redemption threshold, its certificate of incorporation provides that the Company will consummate a Business Combination only if the holders of Public Shares do not exercise conversion rights in an amount that would cause the Company’s net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at September 30, 2018, none of the 2,005,567 common shares outstanding were classified outside of permanent equity at their redemption value since Stockholder’s equity is less than $5,000,001. The Company expects that as a result of the net tangible assets acquired as part of a Business Combination, Company liabilities converted to equity, new equity capital, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. At December 31, 2017, there were 3,149,524 of the 5,169,500 common shares outstanding classified outside of permanent equity at their redemption value.

Proposed Business Combinations

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

On August 15, 2018, the Company entered into the Exchange Agreement with Oneness Global, an e-commerce company based in China that operates under the name HEFA Global, and its stockholders. The Exchange Agreement provided that the stockholders of Oneness Global would exchange all of their shares of capital stock in Oneness Global for shares of the Company’s common stock and Oneness Global would become a wholly owned subsidiary of the Company.

In October 2018, the Company terminated the Exchange Agreement between Oneness Global and the stockholders of Oneness Global due to the alleged breach of certain representations, warranties and covenants of Oneness Global contained in the Exchange Agreement. The Company has demanded that Oneness Global pay to the Company the $2,500,000 termination fee provided for in the Exchange Agreement. No assurance can be given that the Company will be able to collect the termination fee. As a result of the termination of the Share Exchange Agreement, the Company’s management is exploring other strategic alternatives.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018, we are not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in conjunction with a business combination that will provide additional resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

On August 15, 2018, we entered into the Exchange Agreement with Oneness Global and its stockholders with respect to a proposed business combination. In October 2018, we terminated the Exchange Agreement due to the breach by Oneness Global of certain representations, warranties and covenants contained in the Exchange Agreement.

As a result of the actions taken by BAE and the termination of the Exchange Agreement with Oneness Global, our management is evaluating our alternatives. We expect to seek an extension of the date by which we must complete a business combination beyond the current deadline of January 3, 2019. If we do not obtain an extension or consummate a business combination by January 3, 2019, we will (a) cease all operations except for the purpose of winding up, (b) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (c) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with a vote to extend the date by which we must complete a business combination from March 7, 2018 to June 5, 2018, holders of 1,825,506 of our public shares exercised conversion rights with respect to such shares and such shares were redeemed for approximately $10.53 per share. Approximately $19,222,900 was disbursed from the Trust Account to fund the redemptions.

In connection with a vote to extend the date by which we must complete a business combination from June 5, 2018 to September 3, 2018, holders of 1,244,227 of our public shares exercised conversion rights with respect to such shares and such shares were redeemed for approximately $10.66 per share. Approximately $13,264,985 was disbursed from the Trust Account to fund the redemptions.

In connection with a vote to extend the date by which we must complete a business combination from September 3, 2018 to January 3, 2019, holders of 94,200 of our public shares exercised conversion rights with respect to such shares and such shares were redeemed for approximately $10.83 per share. Approximately $1,019,791 was disbursed from the Trust Account to fund the redemptions.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November, 2018.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James D. Gardner
James D. Gardner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

