Form 10-K
period 2018-12-31
Jensyn Acquisition Corp.
filed 2019-03-22
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of June 30, 2018, the aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant was $20,646,903 based upon the closing sale price of the Common Stock as reported by the Nasdaq Capital Market. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

The number of shares of the registrant’s Common Stock outstanding as of March 21, 2019 was 1,819,482.

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

Part I

Item 1. Business

Introduction

Jensyn Acquisition Corp. (the “Company”) was incorporated in Delaware on October 8, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses (a “Business Combination”). At December 31, 2018, the Company had not yet commenced any operations. All activity through December 31, 2018 relates to the Company’s formation, the public offering described below, and search for an acquisition target. On February 26, 2019, the Company entered into an agreement with respect to a proposed business combination with Peck Electric Co. (the “Peck Electric Business Combination”). See “Proposed Business Combination” below.

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

On March 5, 2018, our stockholders approved an amendment to our amended and restated certificate of incorporation which extended the date by which we must complete our initial business combination to June 5, 2018. Stockholders holding an aggregate of 1,825,506 shares of common stock exercised their right to convert their shares into cash in connection with the extension. In addition, Jensyn Capital, LLC contributed an additional $.09 in the trust account for each public share that was not converted ($186,704 in total), leaving approximately $22,030,102 of cash in trust after giving effect to the conversions and the deposit. The deposit increased funds available in Trust Account for the conversion of shares in connection with a Business Combination or a liquidation from approximately $10.53 per share on March 5, 2018 to approximately $10.62 per share.

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

On June 4, 2018, our stockholders approved an amendment to our amended and restated certificate of incorporation which extended the date by which we must complete our initial business combination from June 5, 2018 to September 3, 2018. In addition, stockholders holding an aggregate of 1,244,227 shares of common stock exercised their right to convert their shares into an aggregate $13,264,953 of cash in connection with the extension, leaving approximately $8,829,485 of cash in trust after giving effect to the conversions. In connection with this stockholder vote, an additional $.126 per share ($104,614 in total) was deposited into the Trust Account. This deposit increased the funds in the Trust Account to $10.83 per share as of September 30, 2018.

On August 15, 2018, we entered into a Share Exchange Agreement (the “HEFA Exchange Agreement”) with Oneness Global, an e-commerce company based in China that operates under the name HEFA Global, and its stockholders. The HEFA Exchange Agreement provided that the stockholders of Oneness Global would exchange all of their shares of capital stock in Oneness Global for shares of our common stock and Oneness Global would become a wholly owned subsidiary of the Company.

On August 29, 2018, our stockholders approved an amendment to our amended and restated certificate of incorporation which extended the date by which we must complete our initial business combination from September 3, 2018 to January 3, 2019. Stockholders holding an aggregate of 94,200 shares of common stock exercised their right to convert shares into cash in connection with the extension and approximately $1,019,791 was disbursed from the Trust Account to fund the redemptions. We agreed that an additional $.042 per month for a period of four months would be contributed to the Trust Account for each public share that was not converted into cash in connection with the August 29, 2018 special meeting of stockholders, thus totaling an additional $0.168 per share for the four-month period ended January 3, 2019. These deposits increased the funds in the Trust Account to approximately $11.00 per share at January 3, 2019.

In October 2018, we terminated the HEFA Exchange Agreement due to the breach of certain representations, warranties and covenants of Oneness Global contained in the HEFA Exchange Agreement. We have demanded that Oneness Global pay us the $2,500,000 termination fee provided for in the HEFA Exchange Agreement. No assurance can be given we will be able to collect the termination fee. This termination fee is unrelated to the $700,000 received from Oneness Global for Company expenses in 2018.

On January 2, 2019, our stockholders approved an amendment to our amended and restated certificate of incorporation which extended the date by which we must complete our initial business combination from January 3, 2019 to July 2, 2019. Stockholders holding an aggregate of 186,085 of shares of common stock exercised their right to convert shares into cash in connection with the extension and approximately $2,049,380 was disbursed from the Trust Account to fund the redemptions. Jensyn Capital, LLC has agreed to contribute $.05 per month to the Trust Account during the period beginning on January 4, 2019 and ending on the earlier of July 2, 2019 or the date that we complete our initial Business Combination for each public share that was not converted into cash at the special meeting of stockholders held on January 3, 2019. If a Business Combination is not completed by July 2, 2019, this contribution will increase funds available in the Trust Account for the conversion of shares from approximately $11.00 per share on January 3, 2019 to approximately $11.31 per share at July 2, 2019.

Proposed Business Combination

On February 26, 2019, we entered a Share Exchange Agreement with Peck Electric Co. (“Peck Electric”) and its stockholders (the “Peck Stockholders”). Upon the closing (the “Closing”) of the transactions contemplated by the Exchange Agreement, the Peck Stockholders will exchange their shares of capital stock in Peck Electric for 3,234,501 shares of our common stock (the “Share Exchange”), representing approximately 59% of our outstanding shares after giving effect to the Share Exchange. As a result of the Share Exchange, Peck Electric will become a wholly-owned subsidiary of the Company.

In the event that Peck Electric’s Adjusted EBITDA (as defined in the Exchange Agreement) for the twelve month period commencing on the first day of the first full calendar quarter following the Closing (the “Earnout Period”) is $5,000,000 or more (the “Adjusted EBITDA Target”) or the closing price of the Company’s common stock is $12.00 or more per share at any time during the Earnout Period (the “Stock Price Target”), then we will issue 898,473 shares of our common stock to the Peck Stockholders and issue to certain of the stockholders (the “Principal Stockholders”) of the Company and an advisor a number of shares of our Company’s common stock equal to the number of shares of common stock forfeited by such stockholders to the extent that such shares are used to satisfy our obligations or to induce investors to make an equity investment in the Company at or prior to the Closing as described below.

By separate agreement, the Principal Stockholders have agreed to forfeit (i) up to 200,000 shares of the Company’s common stock at the Closing to the extent that such shares are used to satisfy our obligations or to induce investors to make an equity investment in the Company at or prior to the Closing and (ii) 200,000 shares of the our common stock if neither the Adjusted EBITDA Target or the Stock Price Target is achieved during the Earnout Period.

At the time that we seek approval of the Share Exchange from our stockholders, we will offer our public shareholders the opportunity to convert their shares for cash upon the closing of the Share Exchange in an amount equal to their pro rata share of the funds held in the Trust Account that holds the proceeds of our initial public offering as provided by our amended and restated certificate of incorporation.

The closing of the Share Exchange is subject to a number of conditions, including the approval of the Share Exchange by our Board of Directors and stockholders, our reasonable satisfaction with the results of our due diligence investigation of Peck Electric and our receipt of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to our stockholders In addition, the Company and Peck Electric must have combined net tangible assets of at least $5,000,001 after the Closing.

The senior management of Peck Electric will replace our existing management team following the closing of the Share Exchange. In addition, it is anticipated that at the time that we seek approval of the Share Exchange by our stockholders, our stockholders will be asked to elect a new Board of Directors. The nominees will be three individuals designated by Peck Electric and two individuals designated by the Company.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we complete a Business Combination. We intend to utilize cash derived from the proceeds of the Public Offering and the Private Placement, our capital stock, debt or a combination of these in effecting our initial Business Combination. At this time we are not pursuing any Business Combination other than the Peck Electric Business Combination. As a result of our limited resources, we expect to effect only a single Business Combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. We believe that the Peck Electric Business Combination meets this requirement. If we pursue a Business Combination other than the Peck Electric Business Combination, we may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. We may structure a Business Combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise owns or acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. The Share Exchange Agreement contemplates that we will issue shares of our common stock to the stockholders of Peck Electric.

Stockholder Approval of Business Combination

In connection with the proposed Peck Electric Business Combination, we will seek stockholder approval of the Peck Electric Business Combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of Common Stock, regardless of whether they vote for or against the proposed Business Combination, into a portion of the aggregate amount then on deposit in the Trust Account.

We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets upon the closing of the Business Combination to be less than $5,000,001 and a majority of our outstanding public shares of Common Stock are voted in favor of the Business Combination. At December 31, 2018 our net tangible assets were approximately $4,636,000. We expect that as a result of: a) the net tangible assets acquired as part of a Business Combination, (b) Company liabilities converted to equity, (c) new equity capital raised, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. Therefore, we could still consummate a proposed Business Combination regardless of the number of common shares redeemed so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed Business Combination. This threshold and the ability to seek conversion while voting in favor of a proposed Business Combination may make it more likely that we will consummate our initial Business Combination. If we pursue a Business Combination other than the Peck Electric Business Combination, the actual percentage will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to Chardan in an amount equal to 2.0% of the total gross proceeds raised in the Public Offering as described elsewhere in this Annual Report, any out-of-pocket expenses incurred by our insiders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and Business Combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such Business Combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, our net tangible asset threshold may limit our ability to consummate such initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a Business Combination unless the combined net tangible assets are greater than $5,000,001 as indicated above. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until after July 2, 2019 in order to be able to receive a portion of the Trust Account.

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

Conversion Rights

At any meeting called to approve an initial Business Combination, including the Peck Electric Business Combination, any public stockholder, whether voting for or against such proposed Business Combination, will be entitled to demand that his or her shares of Common Stock be converted for a full pro rata portion of the amount then in the Trust Account (approximately $11.20 per share as of March 21, 2019), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes. Alternatively, if we pursue a Business Combination other than the Peck Electric Business Combination, we may provide our public stockholders with the opportunity to sell their shares of our Common Stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account.

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

Liquidation if No Business Combination

If we do not complete a Business Combination by July 2, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the Rights and Warrants will expire, holders of Rights and Warrants will receive nothing upon a liquidation with respect to such Rights and Warrants, respectively, and the Rights and Warrants will be worthless. If we do not complete a Business Combination within the required time period, only holders of shares issued in our Public Offering will be entitled to receive redemption proceeds from the Trust Account, and it is likely that shares initially issued in private transactions will be worthless.

Competition

If we succeed in completing a Business Combination with Peck Electric Co., there will be, in all likelihood, intense competition from its competitors. We cannot assure you that if the Peck Electric Business Combination is completed, we will have the resources or ability to compete effectively. Information regarding Peck Electric Co.’s competition will be contained in the proxy statement mailed to stockholders in connection with the Peck Electric Business Combination. Prior to completing a Business Combination, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a Business Combination with utilizing the net proceeds of the Public Offering, our ability to compete in completing a Business Combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial Business Combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of Common Stock held by our public stockholders may reduce the resources available to us for our initial Business Combination;

●	our outstanding Rights, Warrants and unit purchase options, and the potential future dilution they represent;

●	our obligation to ensure that if we enter into a definitive agreement for a Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Common Stock will receive in the transaction on an as-converted into Common Stock basis (for instance, if the Business Combination would result in each share of Common Stock outstanding being exchanged for two shares of Common Stock, each right would result in the holder receiving two-tenths (2/10) of a share of Common Stock upon consummation of such Business Combination);

●	our obligation to pay the deferred underwriting commission to Chardan Capital Markets, LLC (“Chardan”) upon consummation of our initial Business Combination;

●	our obligation to either repay or issue Private Units upon conversion of up to $1,700,000 of working capital loans that may be made to us by our insiders, officers, directors or their affiliates;

●	our obligation to register the resale of the shares of our Common Stock held by our insiders and their transferees (the “Insider Shares”), as well as the Private Units (and underlying securities) and any shares issued to our insiders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a Business Combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial Business Combination. In addition, if the Business Combination with Peck Electric is not completed, it is unlikely that we will have sufficient time to negotiate and complete another Business Combination by July 2, 2019. Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

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

If we are unable to consummate our initial Business Combination, our public stockholders may be forced to wait until after July 2, 2019 before receiving distributions from the Trust Account.

We will have until July 2, 2019 to consummate our initial Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our Common Stock be entitled to distributions from the Trust Account if we are unable to complete our initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination.

Stockholders will have an opportunity to vote upon the Peck Electric Business Combination; however, if we pursue a Business Combination other than the Peck Electric Business Combination, we will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, in each case subject to the limitations described elsewhere in this Annual Report. Accordingly, it is possible that we will consummate our initial Business Combination even if holders of a majority of our public shares do not approve of the Business Combination. The decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination instead of conducting a tender offer.

Our public stockholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the remaining net proceeds of the Public Offering are intended to be used to complete our initial Business Combination, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,001 upon the closing of our Public Offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial Business Combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419, our Units became immediately tradable, we are entitled to withdraw certain amounts from the funds held in the Trust Account prior to the completion of our initial Business Combination and we have a longer period of time to complete such a Business Combination than we would if we were subject to Rule 419.

If we determine to change our acquisition criteria or guidelines, many of our previously disclosed acquisition criteria and guidelines would no longer apply.

The proposed Peck Electric Business Combination is except as for size, generally consistent with our previously disclosed acquisition criteria and guidelines. If we seek to pursue a Business Combination other than the Peck Electric Business Combination, we could seek to deviate from our previously disclosed acquisition criteria and guidelines although we have no current intention to do so. For instance, as required by Nasdaq, we currently anticipate structuring a Business Combination with one or more target businesses having an aggregate fair market value that is at least equal to 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a letter of intent or definitive agreement for a Business Combination. However, we could be delisted from Nasdaq and therefore no longer be required to meet this requirement. Furthermore, there are numerous agreements between us and our affiliates that could be amended between the parties without approval of public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this Annual Report (such as the voting, transfer and liquidation restrictions agreed to by the holders of the Insider Shares described in the prospectus associated with the Public Offering, the indemnification obligations of our insiders described below and the obligations of our insiders to pay the cost of liquidation if the funds held outside the Trust Account are insufficient for such purposes) may no longer apply.

If we deviate from our previously disclosed acquisition criteria or guidelines, holders of our securities may have rescission rights or may bring an action for damages against us or we could be subject to civil or criminal actions taken by governmental authorities.

The proposed Peck Electric Business Combination is except as for size, generally consistent with our previously disclosed acquisition criteria and guidelines. If we were to pursue a different Business Combination and elect to deviate from our previously disclosed acquisition criteria or guidelines, each person who purchased Units in the Public Offering and still held such securities upon learning of the facts relating to the deviation may seek rescission of the purchase of the Units he or she acquired in the Public Offering (under which a successful claimant has the right to receive the total amount paid for his or her securities pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or bring an action for damages against us (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of a security). In such event, we could also be subject to civil or criminal actions taken by governmental authorities. For instance, the SEC can seek injunctions under Section 20(b) of the Securities Act if it believes a violation under the Securities Act has occurred or is imminent. The SEC can also seek civil penalties under Sections 20(d) and 24 if a party has violated the Securities Act or an injunctive action taken by the SEC or if a party willfully, in a registration statement filed under the Securities Act, makes any untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading. Furthermore, Section 20 allows the SEC to refer matters to the attorney general to bring criminal penalties against an issuer.

We may issue shares of our capital stock to complete our initial Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Amended and Restated Certificate of Incorporation currently authorizes the issuance of up to 15,000,000 shares of Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 20, 2019, there were approximately 10,039,818 authorized but unissued shares of Common Stock available for issuance (after appropriate reservation for the issuance of the shares (i) underlying the public rights and private rights issuable upon consummation of our initial Business Combination, (ii) issuable upon exercise of the public warrants and private warrants, and (iii) underlying the unit purchase option being issued to Chardan and/or its designees). Although we have no commitment as of the date of this Annual Report other than our obligations under the Share Exchange Agreement, we may issue a substantial number of additional shares of Common Stock or shares of preferred stock, or a combination of Common Stock and preferred stock, to complete our initial Business Combination. The issuance of additional shares of Common Stock or preferred stock:

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

If the Peck Electric Business Combination is consummated, we will issue at least 3,234,501 shares of our common stock to the Peck Stockholders, representing approximately 59% of our outstanding shares upon the completion of the transaction.

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

Following the consummation of the Public Offering and after paying offering related expenses, the amounts available to us to pay our operating expenses have consisted primarily of the approximately $1,295,220 of loans and advances from our insiders and a related party, $700,000 that was paid to us by Oneness Global to fund transaction expenses in connection with the proposed business combination with Oneness Global and $248,000 loaned to us by Riverside Merchant Partners, LLC to fund expenses in connection with the Peck Electric Business Combination, and $85,000 from the Public Offering and Private Placement initially held outside of the Trust Account. Additionally, we have delayed payment of a significant portion of the $10,000 monthly fee payable to Jensyn Integration Services, LLC as a result of a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination, with any such unpaid amount accruing without interest and becoming due and payable no later than the date of the consummation of our initial Business Combination. However, the amounts available to us, even if we continue to not pay the $10,000 monthly fee to Jensyn Integration Services, LLC, may not be sufficient to fund our operating expenses. As of December 31, 2018, we had only $30,929 of funds held outside the trust. As a result, we will need to borrow funds from our insiders, officers or directors or from third parties to continue to operate. Our Principal Shareholders and Special Advisors have agreed to loan us up to $1,700,000 in the aggregate, however if we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial Business Combination.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by stockholders may be less than approximately $11.20.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an initial Business Combination within the required time period, our insiders have agreed that they will be jointly and severally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, our insiders may not be able to meet such obligation as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that our insiders will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders if they should fail to satisfy their obligations under this agreement and instead will only be liable to us. Therefore, the per share redemption or conversion amount received by public stockholders may be less than the approximately $11.20 per share in trust as of March 20, 2019 due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share redemption or conversion amount received by public stockholders may be less than $11.20.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial Business Combination by July 2, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of Common Stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

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

If we pursue a Business Combination other than the Peck Electric Business Combination, we will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to consummate the Peck Electric Business Combination, if we pursue a different Business Combination, we may consummate our initial Business Combination with a target business in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate our initial Business Combination. To the extent we complete our initial Business Combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that our initial Business Combination occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination may limit the type and number of companies that we may complete such a Business Combination with.

Pursuant to the Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. Although the Peck Electric Business Combination will meet this test, this restriction may limit the type and number of companies that we may complete a Business Combination with if we pursue a Business Combination other than the Peck Electric Business Combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the Trust Account.

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

If the Peck Electric Business Combination is completed, none of our officers and only two of our directors will remain as officers or directors of Jensyn after the completion of the transaction. If a Business Combination other than the Peck Electric Business Combination is pursued, the role of our key personnel after our initial Business Combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

In order to meet our working capital needs, our Principal Shareholders have agreed to loan us up to $1,700,000 in the aggregate. At December 31, 2018, $1,295,220 of such loans were outstanding. The loans are non-interest bearing and will be payable at the consummation of a Business Combination. If we fail to consummate a Business Combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

On March 4, 2019, we received notice from Nasdaq indicating that we are not in compliance with Rule IM-5101-2 as a result of not having completed our initial business combination within 36 months of the effective date of our IPO registration statement. We have appealed Nasdaq’s determination to delist our securities from the Nasdaq Capital Market and submitted to Nasdaq a plan for regaining compliance which describes the proposed Business Combination with Peck Electric. A hearing on this matter is scheduled for April 11, 2019. We cannot assure you that our appeal will be successful or that securities will continue to be listed on Nasdaq in the future or after the Business Combination. We intend to apply to continue to list our Common Stock on Nasdaq under the symbol “PECK” upon the closing of the Peck Electric Business Combination. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. We must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). We cannot assure you that we will be able to continue to meet these listing requirements.

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

In connection with any meeting held to approve an initial Business Combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of Common Stock converted to cash (subject to the limitations described elsewhere in this Annual Report) regardless of whether such stockholder votes for or against such proposed Business Combination; provided that a stockholder must in fact vote for or against a proposed Business Combination in order to have his, her or its shares of Common Stock converted to cash. If a stockholder fails to vote for or against a proposed Business Combination, that stockholder would not be able to have his, her or its shares of Common Stock so converted. We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 after the closing of the Business Combination and a majority of the outstanding shares of Common Stock voted are voted in favor of the Business Combination. At December 31, 2018 our net tangible assets were approximately $4,636,000. We expect that as a result of: a) the net tangible assets acquired as part of a Business Combination, (b) Company liabilities converted to equity, (c) new equity capital raised, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. Therefore, we could still consummate a proposed Business Combination regardless of the number of common shares redeemed so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed Business Combination. This threshold and the ability to seek conversion while voting in favor of a proposed Business Combination may make it more likely that we will consummate our initial Business Combination.

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

Although we believe that the remaining net proceeds of the Public Offering will be sufficient to allow us to consummate a Business Combination, including the Peck Electric Business Combination, the capital requirements for any other possible transaction remain to be determined. If the net proceeds of the Public Offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of Common Stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a Business Combination; or (ii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $11.31 per share on the liquidation of our Trust Account, assuming Jensyn Capital, LLC contributes an additional $0.30 per share to the Trust Account and our public rights and public warrants will expire worthless.

The requirement that we complete our initial Business Combination by July 2, 2019 may give potential target businesses leverage over us in negotiating our initial Business Combination.

We have until July 2, 2019 to complete our initial Business Combination. Any potential target business with which we enter into negotiations concerning a Business Combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete a Business Combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

We plan to seek a fairness opinion. from Primary Capital, LLC, an independent investment banking firm. However, if the Peck Electric Business Combination is not completed, we will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with if it is an entity that is affiliated with any of our insiders, officers or directors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $11.31 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $11.31 per share on the liquidation of our Trust Account, assuming that Jensyn Capital, LLC deposits an additional $0.30 per share in the Trust Account, and our public rights and public warrants will expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control over financial reporting, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control over financial reporting, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. Peck Electric is not currently subject to Section 404 of the Sarbanes-Oxley Act. Following the Peck Electric Business Combination or any other Business Combination, Peck Electric and any other target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial Business Combination.

Our auditors have identified a material weakness in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately or on a timely basis. As a result, current and potential stockholders and potential acquisition targets could lose confidence in our financial reporting, which could harm the trading price of our stock and make us less attractive to target companies that we seek to acquire.

In connection with its audits of our financial statements for the years ended December 31, 2018 and 2017, our independent registered public accounting firm identified that we had inadequate control procedures and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. We plan to take steps to remedy this material weakness in junction with our Business Combination that will provide additional resources.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, common stock, warrants and rights are traded on the Nasdaq Capital Market under the symbol JSYNU, JSYN, JSYNW and JSYNR, respectively. The following table sets forth the high and low sales prices for our Units during 2017 and 2018.

	Units (JSYNU)		Common Stock (JSYN)		Warrants (JSYNW)		Rights (JSYNR)
	High	Low	High	Low	High	Low	High	Low
2017
First Quarter	$10.86	$10.35	$10.25	$10.02	$0.31	$0.09	$0.42	$0.20
Second Quarter	$11.39	$10.50	$10.28	$10.20	$0.27	$0.18	$0.37	$0.24
Third Quarter	$10.76	$10.60	$10.32	$10.06	$0.45	$0.15	$0.44	$0.20
Fourth Quarter	$11.01	$10.66	$11.10	$10.15	$0.35	$0.15	$0.55	$0.25

2018
First Quarter	$11.21	$10.55	$10.55	$10.10	$0.30	$0.14	$0.54	$0.30
Second Quarter	$11.10	$9.01	$10.65	$10.40	$0.25	$0.05	$0.47	$0.11
Third Quarter	$12.50	$9.02	$11.44	$10.55	$0.31	$0.05	$0.46	$0.15
Fourth Quarter	$12.25	$12.25	$12.00	$9.31	$0.15	$0.01	$0.37	$0.04

Holders

As of March 21, 2018, we have 15 holders of record of our Units, 286 holders of record of our Common Stock and one holder of record of each of our Rights and Warrants.

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

Use of Proceeds From The Offering and Private Placement

We consummated the Public Offering of 3,900,000 Units on March 7, 2016 generating gross proceeds of $39,000,000. Simultaneously with the closing of the Offering, we also consummated a private placement of 294,500 Private Units at $10 per unit generating additional gross proceeds of $2,945,000.

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

Repurchases of Equity Securities

During 2018 and 2017, we did not repurchase any of our equity securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301c of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At December 31, 2018, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through December 31, 2018 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates. On February 26, 2019, we entered into a definitive agreement to complete a Business Combination with Peck Electric Co. as described below under “Proposed Business Combinations.”

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

For the years ended December 31, 2018 and 2017, following are the amounts and changes in operating expenses, interest income and interest expense.

	2018	2017	$ change	% increase (decrease)

General and Administrative Costs
Professional Fees:
Accounting and professional fees	161,135	202,864	(41,729)	-21%
Legal fees	273,772	195,576	78,196	40%
Insurance - Directors and Officers	40,153	40,885	(732)	-2%
Office expense - related party	120,000	120,000	-	0%
Other:
Stock related expense (NASDAQ and stock transfer fees)	192,112	69,038	123,074	178%
Franchise taxes	27,014	44,620	(17,606)	-39%
Stock compensation expense	-	31,288	(31,288)	-100%
Other expenses	24,875	42,292	(17,417)	-41%

Total general and administrative	839,061	746,563	92,498	12%

Other income and (expense)
Interest income	228,888	216,657	12,231	6%
Interest expense	(121,194)	(54,371)	(66,823)	123%
Other Income	700,000	-	700,000	NA

Net loss	$(31,367)	$(584,277)	552,910	-95%

For the year ended December 31, 2018 as compared to the year ended December 31, 2017:

●	The decrease in accounting and professional fees is primarily a result of 2017 fairness opinion costs related to a proposed business combination.
●	The increase in legal fees is primarily a result of costs associated with pursuing multiple Business Combination opportunities and holding three stockholder meetings to approve extensions of time to complete an initial Business Combination in 2018.
●	The decrease in franchise taxes is due to a reduced number of shares and assets as a result of stockholder redemptions.
●	The increase in stock related expenses (NASDAQ and stock transfer fees) is primarily the result of the proxy and stock transfer agent related services incurred for the three shareholder meetings to approve extensions of the time to complete an initial Business Combination.
●	The increase in other income is a result of cash received by the Company from a business combination target to fund operating costs.
●	The increase in interest income is a result of higher interest rates offset by lower balances in the Trust Account in 2018.
●	The increase in interest expense is primarily due to the interest associated with three loans totaling $730,000 from Jensyn Capital, LLC, an affiliate. $550,000 of which was outstanding all of 2018 and a new loan of $180,000 made in 2018.

Liquidity and Capital Resources

Our cash balance as of December 31, 2018 was $30,929. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our principal shareholders (the “Principal Shareholders”) and two affiliates in an aggregate amount of $2,056,220, each as described in Notes 3 and 6, and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. In addition, the Company received $700,000 during 2018 from a former Business Combination candidate to fund the Company’s operating costs and recorded this amount as other income.

We incurred $2,696,501 in total offering related costs, consisting principally of underwriter discounts of $1,950,000 (including approximately $780,000 of which payment is deferred) and $746,501 of private placement fees and professional, printing, filing, regulatory and other costs have been charged to additional paid-in capital upon completion of the Public Offering.

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

In March 2019, we received a $248,000 loan from Riverside Merchant Partners LLC (“Riverside”) to fund expenses related to the proposed Peck Electric Business Combination. The loan is represented by an original issue discount promissory note in the principal amount of $265,000 which bears interest at the rate of six percent (6%) per annum and is due on the earlier of (i) the completion of our initial Business Combination, (ii) the termination of our Share Exchange Agreement with Peck Electric, (iii) our failure to file with the Securities and Exchange Commission a proxy statement with respect to the Peck Electric Business Combination by April 30, 2019 (subject to extension if the audit of Peck Electric Co.’s 2018 financial statements is not complete by March 31, 2019) or (iv) June 15, 2019, subject to extension if we can demonstrate that a Business Combination is reasonably likely to be consummated prior to July 2, 2019. The note is secured by 115,000 shares of our common stock owned by certain of the Principal Shareholders and their transferees and we may elect to satisfy our obligation to pay the principal amount and accrued interest under the note in cash or by the delivery of these 115,000 shares. These transferred 25,000 shares of our common stock to Riverside as consideration for making the loan and these shareholders and each of our officers and directors have entered into a voting agreement pursuant to which they have agreed to vote in favor of the election of individuals designated by Riverside to constitute a majority of our Board of Directors if an event of default occurs under the note. If such designees are elected to our Board of Directors, we will be prohibited from completing the Peck Electric Business Combination.

We believe that our cash balance as of December 31, 2018 not held in the Trust Account and additional investments from our Principal Shareholders and loans from our affiliates and Riverside will be sufficient to allow us to operate through at least July 2, 2019, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for pursuing an alternative Business Combination. We anticipate that we will incur approximately:

●	$190,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

●	$215,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including stock related expenses (listing fees and transfer agent costs) and director and officer liability insurance premiums.

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

Critical Accounting Policies And Estimates

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

Accordingly, at December 31, 2018, none of the 2,005,567 common shares outstanding were classified outside of permanent equity at their redemption value since stockholders’ equity is less than $5,000,001. The Company expects that as a result of the net tangible assets acquired as part of a Business Combination, Company liabilities converted to equity, new equity capital, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. At December 31, 2017, there were 3,149,524 shares of the 5,169,500 common shares outstanding classified outside of permanent equity at their redemption value.

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

On August 15, 2018, the Company entered into a Share Exchange Agreement with Oneness Global, an e-commerce company based in China that operates under the name HEFA Global, and its stockholders. The Exchange Agreement provided that the stockholders of Oneness Global would exchange all of their shares of capital stock in Oneness Global for shares of the Company’s common stock and Oneness Global would become a wholly owned subsidiary of the Company.

In October 2018, the Company terminated the Share Exchange Agreement between Oneness Global and the stockholders of Oneness Global due to the alleged breach of certain representations, warranties and covenants of Oneness Global contained in the Exchange Agreement. The Company has demanded that Oneness Global pay to the Company the $2,500,000 termination fee provided for in the Exchange Agreement. No assurance can be given that the Company will be able to collect the termination fee. As a result of the termination of the Share Exchange Agreement, the Company’s management began to explore other strategic alternatives.

On February 26, 2019, the Company entered into the Exchange Agreement with Peck Electric Co. (“Peck Electric”), a commercial solar contractor, and its stockholders (the “Peck Stockholders”). The material terms of the Exchange Agreement are summarized below.

Upon the closing (the “Closing”) of the transactions contemplated by the Exchange Agreement, the Peck Stockholders will exchange their shares of capital stock in Peck Electric for 3,234,501 shares of the Company’s common stock (the “Share Exchange”), representing approximately 59% of Jensyn’s outstanding shares after giving effect to the business combination. As a result of the Share Exchange, Peck Electric will become a wholly-owned subsidiary of the Company.

In the event that Peck Electric’s Adjusted EBITDA (as defined in the Exchange Agreement) for the twelve month period commencing on the first day of the first full calendar quarter following the Closing (the “Earnout Period”) is $5,000,000 or more (the “Adjusted EBITDA Target”) or the closing price of the Company’s common stock is $12.00 or more per share at any time during the Earnout Period (the “Stock Price Target”), then the Company shall issue 898,473 shares of the Company’s common stock to the Peck Stockholders and issue to certain of the Principal Stockholders of the Company and an advisor a number of shares of the Company’s common stock equal to the number of shares of the Company’s common stock forfeited by such stockholders to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the Closing as described below.

By separate agreement, certain of the Principal Stockholders of the Company have agreed to forfeit (i) up to 200,000 shares of the Company’s common stock at the Closing to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the Closing and (ii) 200,000 shares of the Company’s common stock if neither the Adjusted EBITDA Target nor the Stock Price Target is achieved during the Earnout Period.

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

The closing of the Share Exchange is subject to a number of conditions, including the approval of the Share Exchange by the Company’s Board of Directors, the Company’s reasonable satisfaction with the results of its due diligence investigation of Peck Electric, the approval of the Company’s stockholders and the receipt by the Company of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to the Company’s stockholders. In addition, the Company and Peck Electric must have combined net tangible assets of at least $5,000,001 after the Closing.

The senior management of Peck Electric will replace Jensyn’s existing management team following the closing of the Share Exchange. In addition, it is anticipated that at the time that Jensyn seeks approval of the Share Exchange by its stockholders, Jensyn’s stockholders will be asked to elect a new Board of Directors. The nominees will be three individuals designated by Peck Electric and two individuals designated by the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2018, we are not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

JENSYN ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jensyn Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jensyn Acquisition Corp. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Roseland, New Jersey

March 22, 2019

Jensyn Acquisition Corp.

Balance Sheets

	As of	As of
	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$30,929	$25,432
Prepaid insurance and other	18,115	14,457
Total Current Assets	49,044	39,889

Restricted cash and investments held in trust account	8,101,595	41,019,387
Total Assets	$8,150,639	$41,059,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$678,421	$609,719
Notes and advances payable - related parties (net of deferred financing costs)	2,056,220	1,536,549
Deferred underwriting compensation	780,000	-
Total Current Liabilities	3,514,641	2,146,268

Deferred underwriting compensation	-	780,000
Total Liabilities	3,514,641	2,926,268

Common stock subject to possible redemption: 0 shares and 3,149,524 shares (at redemption value of $10.52 per share) at December 31, 2018 and December 31, 2017.	-	33,132,988

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 2,005,567 and 2,019,976 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively (excluding 0 and 3,149,524 shares subject to possible redemption at December 31, 2018 and December 31, 2017, respectively)	201	202
Additional paid-in capital	5,894,802	6,227,456
Accumulated deficit	(1,259,005)	(1,227,638)
Total Stockholders’ Equity	4,635,998	5,000,020
Total Liabilities and Stockholders’ Equity	$8,150,639	$41,059,276

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Operations

	For the years ended
	December 31, 2018	December 31, 2017

General and Administrative Costs
Professional fees	$434,907	$398,440
Insurance	40,153	40,885
Office expense - related party	120,000	120,000
Other	244,001	187,238

Total general and administrative costs	839,061	746,563

Operating loss	(839,061)	(746,563)

Other income and (expense):
Other Income	700,000	-
Interest income	228,888	216,657
Interest expense	(121,194)	(54,371)

Net loss	$(31,367)	$(584,277)

Weighted average common shares outstanding - basic and diluted	2,042,348	1,939,175

Net loss per common share - basic and diluted	$(0.02)	$(0.30)

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2018 and 2017

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2017	1,916,664	$192	$5,643,184	$(643,361)	$5,000,015
Common shares subject to redemption	103,312	10	533,854	-	533,864
Expenses paid by related parties via transfer of common stock	-	-	31,288	-	31,288
Financing costs paid by related parties via transfer of common stock	-	-	19,130	-	19,130
Net loss	-	-	-	(584,277)	(584,277)
Balance, January 1, 2018	2,019,976	202	6,227,456	(1,227,638)	5,000,020
Common shares subject to redemption	(14,409)	(1)	(374,654)	-	(374,655)
Prepaid expenses paid by others on behalf of the Company	-	-	42,000	-	42,000
Net loss	-	-	-	(31,367)	(31,367)
Balance, December 31, 2018	2,005,567	$201	$5,894,802	$(1,259,005)	$4,635,998

See accompanying notes to financial statements

Jensyn Acquisition Corp.

Statements of Cash Flows

	For the years ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net loss	$(31,367)	$(584,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related parties via transfer of common stock	-	31,288
Stock compensation	-	-
Amortization of deferred financing costs	62,871	46,131
Changes in operating assets and liabilities:
Changes in prepaid insurance and other	(3,658)	22,654
Interest income on cash and investments held in trust account	(228,888)	(216,657)
Changes in accounts payable and accrued expenses	127,571	301,273
Net cash used in operating activities	(73,471)	(399,588)

Cash flows from investing activities:
Interest income on cash and investments held in trust account	228,888	216,657
Net cash provided by investing activities	228,888	216,657

Cash flows from financing activities:
Proceeds from note payable - stockholders and affiliates	456,800	809,100
Payments for share redemption	(33,507,642)	-
Payments for deferred financing costs	(16,870)	(26,000)
Principal payments on short-term loan	-	(30,210)
Net cash provided by (used in) financing activities	(33,067,712)	752,890

Net increase (decrease) in cash and restricted cash	(32,912,295)	569,959
Cash and restricted cash at beginning of year	41,044,819	40,474,860
Cash and restricted cash at end of year	$8,132,524	$41,044,819

Non-cash financing transactions:
Prepaid expenses paid by others on behalf of the Company	$42,000	$-
Proceeds from Company’s public offering recorded as common shares subject to possible redemption	(374,655)	(533,864)
Deferred financing costs in accounts payable	-	63,872
Financing costs paid by related parties via transfer of common stock	-	19,130
Loan for prepaid insurance	-	30,210

Supplemental disclosures:
Interest paid	2,563	718

See accompanying notes to financial statements

Jensyn Acquisition Corp.

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

At December 31, 2018, the Company had not yet commenced any meaningful operations. All activity through December 31, 2018 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act of 1940. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At December 31, 2018, the Trust Account consists of investments in money market funds in one financial institution.

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

On August 29, 2018, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019, and an additional $123,659 was deposited into the Trust Account.

On January 2, 2019, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from January 3, 2019 to July 2, 2019. Jensyn Capital, LLC has agreed to contribute $.05 per month for a period of up to six months for each Public Share that was not converted into cash in connection with the January 2, 2019 special meeting of stockholders, thus totaling an additional amount up to $0.30 per share for the six-month period ending July 2, 2019. As of March 20, 2019 an additional $82,497 has been deposited into the Trust Account.

If the Company is unable to consummate the initial Business Combination within the required time period, as the same may be extended, the Company will either seek a further extension or, as promptly as possible but not more than 10 business days thereafter, redeem 100% of its outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, and then seek to dissolve and liquidate. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. In the event of the Company’s dissolution and liquidation, the public warrants and public rights (See Note 2) will expire and will be worthless.

The Company will consummate the initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause net tangible assets to be less than $5,000,001 immediately following the business combination. The Company will either (1) seek stockholder approval of the initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide Company stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether the Company will seek stockholder approval of the proposed Business Combination or allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require seeking stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial Business Combinations and related conversions of public shares for cash upon consummation of such initial Business Combinations even when a vote is not required by law, the Company will have the flexibility to avoid such stockholder vote and allow stockholders to sell their shares pursuant to the tender offer rules of the SEC. In that case, the Company will file tender offer documents with the SEC that will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules.

The initial per public share redemption or conversion price was $10.35 per share. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public stockholders. At September 30, 2017, the per public share redemption or conversion price increased to $10.45 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At December 6, 2017, the per public share redemption or conversion price increased to $10.52 per share as a result of the $200,000 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. At March 5, 2018, the per public share redemption or conversion price increased to $10.63 per share as a result of the $186,704 deposit into the Trust Account relating to the three-month extension of time to complete the initial business combination and interest earned on the Trust Account, net of taxes. In connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from June 5, 2018 to September 3, 2018, Jensyn Capital, LLC deposited an additional $.126 per share into the Trust Account. This $104,614 deposit increased the funds in the Trust Account to $10.83 per share as of September 30, 2018. In connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019, Jensyn Capital, LLC deposited an additional $.168 per share into the Trust Account. This $123,659 deposit increased the funds in the Trust Account to $11.01 per share at December 31, 2018. Jensyn Capital, LLC has agreed to contribute up to $.05 per month for a period of up to six months for each Public Share that was not converted into cash in connection with the January 2, 2019 special meeting of stockholders, thus totaling up to an additional $0.30 per share for the six-month period ending July 2, 2019. This deposit will increase the funds in the Trust Account to approximately $11.31 per share at July 2, 2019.

Liquidity and Going Concern

At December 31, 2018, the Company had $30,929 in cash outside of the Trust Account and a working capital deficiency of $3,465,597. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

Management has evaluated the relevant conditions and events to determine if it is probable that the Company would be able to meet its obligations as they become due one year from the issuance of these financial statements and as a result, continue as a going concern. At a special meeting of stockholders held on January 2, 2019, the Company’s stockholders approved an extension of the date by which the Company must complete its initial business combination from January 3, 2019 to July 2, 2019. If a business combination is not completed by July 2, 2019, the Company will either seek an additional extension of time to complete the initial Business Combination or be dissolved and liquidated. As a result, management believes this raises substantial doubt about the Company’s ability to continue as a going concern.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts reflected in the balance sheets given their short-term nature.

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

Securities Held in Trust Account

At December 31, 2018 and December 31, 2017, the assets held in the Trust Account were valued at $8,101,595 and $41,019,387, respectively. During the year ended December 31, 2018, the assets held in the Trust Account were invested in treasury securities and in money market funds held in one financial institution. At December 31, 2018, the assets held in the Trust Account were invested in money market funds held in one financial institution. Due to the short-term nature of this investment, the fair value approximates the carrying amounts reflected in the balance sheets.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs of $2,696,501, consisting principally of underwriter discounts of $1,950,000 (including approximately $780,000 of which payment is deferred) and $746,501 of private placement fees and professional, printing, filing, regulatory and other costs have been charged to additional paid-in capital upon completion of the Public Offering.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2018 or December 31, 2017. At December 31, 2018 and December 31, 2017, there are no uncertain tax positions.

Recently Adopted Accounting Standards

In November 2016 the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”(“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 during the year ended December 31, 2018 on a retrospective basis. As a result, net cash used in operating activities increased by $1 for the year ended December 31, 2017. Net cash provided by investing activities increased by $545,964 for the year ended December 31, 2017 and beginning-of-period cash and restricted cash increased by $41,019,387 and $40,473,422 for the years ended December 31, 2018 and 2017, respectively.

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

All of the common shares sold as part of a Unit in the Public Offering (the “Public Shares”) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. As of December 31, 2018, there were 736,067 Public Shares outstanding. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its certificate of incorporation provides that the Company will consummate a Business Combination only if the holders of Public Shares do not exercise conversion rights in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 immediately following the business combination.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at December 31, 2018, none of the 2,005,567 common shares outstanding were classified outside of permanent equity at their redemption value since Stockholder’s Equity is less than $5,000,001. The Company expects that as a result of: a) the net tangible assets acquired as part of a Business Combination, (b) Company liabilities converted to equity, (c) new equity capital raised, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. At December 31, 2017, there were 3,149,524 of the 5,169,500 common shares outstanding classified outside of permanent equity at their redemption value.

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

If the Company is unable to consummate a Business Combination within the time required by its Amended and Restated Certificate of Incorporation (now July 2, 2019) it will redeem 100% of the shares held by Public Stockholders using the funds in the Trust Account described above. In such event, the rights and warrants held by Public Stockholders will expire and be worthless.

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

The Company accounted for the fair value of the UPO as an expense of the Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of the UPO was approximately $1,033,500 (or $2.65 per unit) using the Black-Scholes option-pricing model. The fair value of the UPO was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.42%, (3) expected life of five years and (4) zero dividends. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement. The option and the 390,000 units, as well as the 429,000 shares of common stock and 390,000 warrants, and 180,000 shares underlying such warrants, that may be issued upon exercise of the option, have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and were therefore subject to a 180-day lock-up (subject to specified exceptions) pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option could not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option was not transferable during the one-year period (including the foregoing 180-day period) following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders one demand right and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Note 3 — Related Party Transactions

At December 31, 2015, the four principal stockholders (the “Principal Shareholders”) of the Company and Jensyn Capital, LLC, an affiliate owned by the Principal Shareholders (collectively, the “Insider Shareholders”), held an aggregate of 1,150,000 shares of common stock (the “Insider Shares”) acquired for an aggregate purchase price of $25,029 or approximately $0.02 per share. During the period from January 1, 2016 to March 31, 2016, the Principal Shareholders forfeited 28,750 shares of common stock and agreed to transfer an aggregate of 136,864 shares to Directors, Jensyn Capital, LLC (an entity owned by the Principal Shareholders) and other transferees (all Permitted Transferees as defined in the Registration Statement). In addition, the Insider Shareholders forfeited an additional 146,250 shares in April 2016, since the underwriter’s over-allotment option was not exercised, and transferred an aggregate of 4,000 shares to a Director in December 2016.

The Insider Shares are identical to the shares of common stock included in the Units sold in the Public Offering. However, the Insider Shareholders and their transferees have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Public Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within the requisite time period, unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the Certificate of Incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial Business Combination within the requisite time period and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insider Shareholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20-trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, six months after the date of the consummation of the initial Business Combination.

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $1,295,220 and $1,048,420 was outstanding to the Principal Shareholders at December 31, 2018 and December 31, 2017, respectively. The Company owed $760,000 and $550,000 to Jensyn Capital, LLC, an affiliated company owned by the same stockholders at December 31, 2018 and December 31, 2017, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at December 31, 2018 and December 31, 2017.

In March 2017, each of the Principal Shareholders executed a guaranty of funding pursuant to which the Principal Shareholders agreed to fund requests for funding approved by the Company’s Board of Directors under the promissory notes issued to the Principal Shareholders, subject to a maximum amount of $325,000 through October 1, 2017, $375,000 from October 2, 2017 through January 1, 2018 and $425,000 from January 2, 2018 until the latter of April 1, 2018 or the consummation of the business combination. In September 2017, the Company released Rebecca Irish, a Principal Shareholder, from her guaranty in connection with her resignation as Chief Financial Officer and Treasurer of the Company and her agreement to transfer shares of the Company’s Common Stock to two individuals. These individuals have executed guarantees of funding to replace the guaranty previously executed by Ms. Irish.

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC (“JIS”), for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of $300,000 of the monthly fee. For the year ended December 31, 2018, $40,000 has been paid to JIS under this agreement. As of December 31, 2018 and December 31, 2017, the Company has accrued, but not paid, $300,000 and $220,000 relating to this agreement, respectively.

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

During the year ended December 31, 2016, the Principal Shareholders agreed to transfer 37,000 shares of the Company’s common stock owned by them to directors and others in lieu of payment for services. As a result, for the years ended December 31, 2018 and 2017, the Company recognized an expense of $0 and $31,288, respectively.

Jensyn Capital, LLC purchased an aggregate of 275,000 Private Units, at $10.00 per unit for a total purchase price of $2,750,000 on March 7, 2016 (See Note 2).

In September 2017, Jensyn Capital, LLC deposited $200,000 into the Trust Account to fund the three-month extension of the period during which the Company is required to complete its initial business combination. In connection with this transaction, the Company issued to Jensyn Capital, LLC an unsecured note in the principal amount of $200,000 which bears interest at a rate of eight percent (8%) per annum and is due upon completion of the Company’s initial Business Combination.

In December 2017, Jensyn Capital, LLC deposited $200,000 into the Trust Account to fund an additional three-month extension of the period during which the Company is required to complete its initial business combination and advanced an additional $150,000 to fund Jensyn expenses. In connection with these transactions, the Company issued to Jensyn Capital, LLC an unsecured note in the principal amount of $350,000 which bears interest at a rate of eight percent (8%) per annum and is due upon completion of the Company’s initial Business Combination.

In March 2018, Jensyn Capital, LLC deposited $180,000 into the Trust Account to fund the three-month extension of the period during which the Company is required to complete its initial business combination. In connection with this transaction, the Company issued to Jensyn Capital, LLC an unsecured note in the principal amount of $180,000 which bears interest at a rate of eight percent (8%) per annum and is due upon completion of the Company’s initial Business Combination.

In December 2017, the Company agreed to reimburse Jensyn Capital, LLC for up to approximately $90,000 of its out-of-pocket costs incurred in connection with securing additional financing necessary to fund the amounts to be deposited into the Trust Account for the three-month extensions. For the September 2017 and December 2017 loans, these costs were $41,502 and $48,370, respectively. The Company paid $16,870 and $26,000 of these costs during the years ended December 31, 2018 and 2017, respectively, and $47,002 and $63,872 was included in accounts payable at December 31, 2018 and December 31, 2017, respectively.

During the year ended December 31, 2017, certain Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a lender to Jensyn Capital, LLC in exchange for facilitating a loan to the Company. As a result, for the year ended December 31, 2017, the Company recognized $19,130 as a charge to deferred financing costs and additional paid-in capital.

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

In November and December 2018, in connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from September 3, 2018 to January 3, 2019, the Company deposited into the Trust Account a total of an additional $123,659 ($.168 per share).

In June 2018, Jensyn Capital, LLC loaned the Company $30,000. The loan is represented by a non-interest bearing promissory note that becomes due upon the completion of the Company’s initial business combination.

Note 4 — Income Taxes

As a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), the Company has revalued its deferred tax assets based on the new federal tax rate of 21%.

The Company’s net deferred tax assets are as follows as of December 31, 2018 and December 31, 2017, respectively:

	2018	2017

Net operating loss carry forwards	$333,636	$325,324
Total deferred tax assets	333,636	325,324
Less: Valuation allowance	(333,636)	(325,324)
Net deferred tax assets	$—	$—

The Company has net operating losses of approximately $1,259,000 that expire through 2038. The ultimate realization of the related deferred tax asset is dependent upon future taxable income, if any, of the Company. Management does not believe that the Company will have sufficient future taxable income to absorb the net operating loss carryovers. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at December 31, 2018 and 2017.

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018 and December 31, 2017 is as follows:

	2018	2017

Tax benefit at federal statutory rate	(21.0)%	(34.0)%
State income tax, net of federal	(5.5)%	(5.0)%
Reduction in deferred tax assets due to tax law changes	-%	26.5%
Change in valuation allowance	26.5%	(12.5)%
Effective income tax rate	—%	—%

Note 5 – Accounts Payable and Accrued Expenses

At December 31, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses consisted of the following:

	At December 31, 2018	At December 31, 2017
Accounts Payable:
Vendors	$215,544	$213,228
Principal Shareholders and affiliates	99,171	111,038
Total accounts payable	314,715	324,266

Accrued Expenses:
Services agreement with an entity owned by the
Principal Shareholders, Jensyn Integration Services LLC	300,000	220,000
Franchise taxes	-	17,508
Accrued legal expenses	-	38,423
Accrued interest expense due to affiliate	63,282	7,522
Other	424	2,000
Total accrued expenses	363,706	285,453

Total accounts payable and accrued expenses	$678,421	$609,719

Note 6 — Notes and Advances Payable

At December 31, 2018 and December 31, 2017, the Company’s notes and advances payable consisted of $2,056,220 and $1,536,549, respectively. The following notes are non-interest bearing (unless otherwise specified) and are due at the completion of the initial business combination.

	December 31, 2018	December 31, 2017
Amounts due Principal Shareholders	$1,295,220	$1,048,420
Amounts due an affiliate owned by the Principal Shareholders, Jensyn Integration Services, LLC	1,000	1,000
Amounts due an affiliate owned by the Principal Shareholders, Jensyn Capital, LLC ($730,000 at 8% interest)	760,000	550,000
Less deferred financing costs	-	(62,871)
Total notes and advances payable, net	$2,056,220	$1,536,549

In September 2017, December 2017, March 2018 and June 2018, the Company issued promissory notes for $200,000, $350,000, $180,000 and $30,000, respectively, to a related party owned by certain Principal Shareholders, Jensyn Capital, LLC. Each of these notes carries an interest rate of 8% with interest and principal due upon completion of the initial Business Combination except for the note issued in June 2018, which is non-interest bearing. The Company also agreed to reimburse Jensyn Capital, LLC for its out-of-pocket costs in connection with the notes. These costs totaled $41,502 and $48,370 for the September and December 2017 loans, respectively, and $0 for the March 2018 loan. In addition, the Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a Jensyn Capital, LLC lender in connection with obtaining the December 2017 financing. The out-of-pocket costs and the $19,130 value attributable to the shares transferred by the Principal Shareholders are considered deferred financing costs.

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2018 and December 31, 2017, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2018 and December 31, 2017, 2,005,567 and 5,169,500 shares of common stock were issued and outstanding including 0 and 3,149,524 shares subject to redemption, respectively.

In April 2018, a third party (former merger partner) paid $42,000 of prepaid expenses on behalf of the Company. As a result, additional paid-in capital was increased and prepaid expenses were increased by $42,000.

Note 9 — Other Income

On August 15, 2018, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Oneness Global, a Cayman Islands company, and its stockholders. As part of the Exchange Agreement, the Company received $350,000 on August 20, 2018 and $350,000 on November 2, 2018 to fund the Company’s operating costs and recorded this amount as other income.

Note 10 — Subsequent Events

In January 2019, $100,000 deposited in escrow by Oneness Global pursuant to the Exchange Agreement (terminated by the Company in October 2018 due to the breach of certain representations, warranties and covenants of Oneness Global contained in the Exchange Agreement) to fund Company transaction expenses was released to the Company.

In January 2019, the Company’s stockholders voted to extend the date by which the Company must complete its initial business combination from January 3, 2019 to July 2, 2019. In conjunction with this meeting, certain of the Company’s stockholders elected to redeem 186,085 shares of the Company’s common stock and $2,049,381 (approximately $11.01 per share) was paid to these stockholders from the Trust Account.

On February 26, 2019, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Peck Electric Co, a commercial solar contractor, and its shareholders (the “Peck Stockholders”). The material terms of the Exchange Agreement are summarized below.

Upon the closing (the “Closing”) of the transactions contemplated by the Exchange Agreement, the Peck Stockholders will exchange their shares of capital stock in Peck Electric for 3,234,501 shares of the Company’s common stock (the “Share Exchange”), representing approximately 59% of Jensyn’s outstanding shares after giving effect to the business combination. As a result of the Share Exchange, Peck Electric will become a wholly-owned subsidiary of the Company.

In the event that Peck Electric’s Adjusted EBITDA (as defined in the Exchange Agreement) for the twelve month period commencing on the first day of the first full calendar quarter following the Closing (the “Earnout Period”) is $5,000,000 or more (the “Adjusted EBITDA Target”) or the closing price of the Company’s common stock is $12.00 or more per share at any time during the Earnout Period (the “Stock Price Target”), then the Company shall issue 898,473 shares of the Company’s common stock to the Peck Stockholders and issue to certain of the Principal Stockholders of the Company and an advisor a number of shares of the Company’s common stock equal to the number of shares of the Company’s common stock forfeited by such stockholders to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the Closing as described below.

By separate agreement, certain of the Principal Stockholders of the Company have agreed to forfeit (i) up to 200,000 shares of the Company’s common stock at the Closing to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the Closing and (ii) 200,000 shares of the Company’s common stock if neither the Adjusted EBITDA Target nor the Stock Price Target is achieved during the Earnout Period.

At the time that the Company seeks approval of the Share Exchange from its stockholders, the Company will offer its public shareholders the opportunity to convert their shares for cash upon the closing of the Share Exchange in an amount equal to their pro rata share of the funds held in the Trust Account that holds the remaining proceeds of Jensyn’s initial public offering as provided by its amended and restated certificate of incorporation.

The closing of the Share Exchange is subject to a number of conditions, including the approval of the Share Exchange by the Company’s Board of Directors, the Company’s reasonable satisfaction with the results of its due diligence investigation of Peck Electric, the approval of the Company’s stockholders and the receipt by the Company of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to the Company’s stockholders. In addition, the Company and Peck Electric must have combined net tangible assets of at least $5,000,001 after the Closing.

The senior management of Peck Electric will replace Jensyn’s existing management team following the closing of the Share Exchange. In addition, it is anticipated that at the time that Jensyn seeks approval of the Share Exchange by its stockholders, Jensyn’s stockholders will be asked to elect a new Board of Directors. The nominees will be three individuals designated by Peck Electric and two individuals designated by the Company.

In March 2019, the Company received a $248,000 loan from Riverside Merchant Partners LLC (“Riverside”) to fund expenses related to the proposed Business Combination with Peck Electric. The loan is represented by an original issue discount promissory note in the principal amount of $265,000 which bears interest at the rate of six percent (6%) per annum and is due on the earlier of (i) the completion of the Company’s initial Business Combination, (ii) the termination of the Company’s Share Exchange Agreement with Peck Electric, (iii) the Company’s failure to file with the Securities and Exchange Commission a proxy statement with respect to the Peck Electric Business Combination by April 30, 2019, subject to extension if the audit of Peck Electric’s 2018 financial statements is not complete by March 31, 2019 or (iv) June 15, 2019, subject to extension if the Company can demonstrate that a Business Combination is reasonably likely to be consummated prior to July 2, 2019. The note is secured by 115,000 shares of our common stock owned by certain of the Principal Shareholders and their transferees and the Company may elect to satisfy its obligation to pay the principal amount and accrued interest under the note in cash or by the delivery of these 115,000 shares. These shareholders transferred 25,000 shares of the Company’s common stock to Riverside as consideration for making the loan and these shareholders and each of the Company’s officers and directors have entered into a voting agreement pursuant to which they have agreed to vote in favor of the election of individuals designated by Riverside to constitute a majority of our Board of Directors if an event of default occurs under the note. If such designees are elected to our Board of Directors, the Company will be prohibited from completing the Peck Electric Business Combination.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below under “Management’s Report on Internal Control over Financial Reporting.”

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies; however, in connection with its audit of our financial statements for the year ended December 31, 2018, our independent registered public accounting firm identified that we had an inadequate control procedures and a lack of supervisory review over the closing process. This control deficiency constitutes a material weakness in internal control over financial reporting. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our internal control over financial reporting was not effective due to the material weakness in internal control over financial reporting. We plan to take steps to remedy this material weakness during 2019 using additional resources from the expected Peck Electric Business Combination.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2018, there were no changes in internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffrey Raymond	60	President, Chief Executive Officer and Director
James D. Gardner	66	Chief Financial Officer and Treasurer
Philip Politziner	78	Director
Richard C. Cook	71	Director
Stewart Martin	54	Director

Jeffrey J. Raymond has served as our President, Chief Executive Officer and Director since our inception in October 2014. Mr. Raymond, a Managing Partner of Jensyn Integration Services, LLC, has served as President of Pylon Management, Inc., a company providing consulting services to the staffing industry since 2001, and has served as Chief Executive Officer of Slate Professional Resources, a professional staffing company, as well as Culmin Staffing Group, a performance-based staffing company, since 2009. In 2005, Mr. Raymond founded Accountabilities, Inc., which became a publicly traded staffing company in 2008. In addition, he serves as a consultant/advisor to Staffing 360 Solutions, Inc., a publicly traded staffing company with over $120 million in revenues. Mr. Raymond is well qualified to serve as a director due to his background in analyzing, negotiating and providing consulting services with respect to business combinations, as well as his experience in the staffing industry and in public company governance.

James (J.D.) Gardner, was appointed as our Chief Financial Officer in September 2017. From January 2015 until his appointment as Chief Financial Officer, he served as a consultant to our finance and accounting department. From 2010-2015, Mr. Gardner served as a financial and accounting consultant to a number of small businesses and served as Chief Financial Officer and General Partner at OmniCapital Group, a technology-based venture capital fund. Prior to that, Mr. Gardner served as Chief Financial Officer at two small public companies, Visual Management Systems, Inc., a provider of wireless security systems and products (2008-2010) and Amedia Networks, a provider of next generation ultra-broadband switched Ethernet home gateways and home networking solutions for voice video and data services (2005-2008). Mr. Gardner also served as Chief Operating Officer or Chief Executive Officer at two private companies, dotPhoto, a private company engaged in on-line photo processing and wireless application development for cellular telephones (2005) and Comstar Interactive, a private company engaged in the wireless credit card processing field (2001 through 2004). Prior to that, Mr. Gardner spent 27 years at BellSouth and AT&T. He held the position of Chief Financial Officer of BellSouth Wireless Data (renamed Cingular Interactive (1999 through November 2001 when he retired from BellSouth), as Chief Financial Officer of BellSouth Mobile Data (1995-1999) and chief financial officer of RAM/BSE Communications L.P. from 1991 through 1995 (all companies involved in the provision of wireless packet data networks and services, principally in the US and Europe). Mr. Gardner also held several other senior executive positions at BellSouth and AT&T in the areas of financial management, domestic and international corporate finance, issuance of debt and equity and the related rating agency and investment banking interfaces, shareholder relations and a number of other treasury, accounting and finance positions.

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

Richard C Cook has served on our Board of Directors since the closing of the Public Offering. Mr. Cook is the managing and sole member of Lakeview Strategies, LLC, which provides business consulting services for private companies. From April 2009 to April 2011, he served as Executive Chairman of EnteGreat, Inc., a manufacturing consulting company, in connection with providing turn-around consulting services. Mr. Cook was appointed as President and Chief Executive Officer of MAPICS, Inc., a publicly traded software firm, in July 1997 and served in that capacity until its acquisition in April 2005. Prior thereto, Mr. Cook held various positions with IBM, including Director of the Atlanta Software Development Laboratory, during a 25-year career with the company. He currently serves as a Director of the Technology Executives Roundtable, Lincor Solutions, Inc., a private company which provides patient engagement technology to healthcare providers, and Softwear Automation, a machine vision and robotics start-up. Mr. Cook is well qualified to serve as independent director due to his substantial management experience and experience in public company governance in serving as a Chief Executive Officer of a public company, as well as his background in providing business consulting services and serving as an independent director of seven private companies during the past five years.

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

Joseph Raymond is a founder and Managing Partner of Jensyn Integration Services, LLC. Since 1998, he has been a Managing Partner of RVR Consulting Services which provides business advisory services to middle-market companies. In 2002, Mr. Raymond became the President and 50% owner of ASG, Inc., a $3.5 million construction staffing company that he was instrumental in converting within five years to a $150 million performance-based staffing company with 30 offices. ASG, Inc. sold its business to ClearPoint Business Resources in 2007. In 1986, he founded Transworld Services Group, Inc., a strategic staffing company which grew to over $45 million in revenues and 4,000 employees in ten years. In 1996, Transworld Services Group, Inc. was sold to CoreStaff, Inc., a publicly traded company.

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

Demetrios Mallios is the founder and Manager of the Aeon Funds, a family of special purpose alternative investment funds which he founded in 2012. He is the former Head of Investment Banking and a principal of Corinthian Partners, LLC, a full-service securities firm and investment bank. He has had a diverse career over the past 20 years as a corporate consultant, financial advisor, investment banker, executive and entrepreneur. Previously, he was the Branch Manager of the New York office of Paulson Investment Co. and held various positions with Huading Capital, including Head of Finance & Acquisitions of its affiliate, Blossom Management International, which represented private equity funds in the United States, Hong Kong, and China. He also served as Chief Operating Officer of Ashir Group, headquartered in Beijing, which focused on Chinese small and medium sized enterprises. Prior to Ashir, he was a partner with White Stable Ventures LLC, a San Francisco based private equity firm focused on emerging growth companies. Prior to joining White Stable, Mr. Mallios was Chief Executive Officer of Xnergy Financial Corporation, a Los Angeles based boutique investment bank specializing in small and micro-cap companies.

Brendan Rempel is the Founder of the Alternative Advisory Group, LLC, a corporate consulting and fund management firm. He was the former Partner of Aeon Funds, a family of private equity and alternative investment vehicles and the former President and Co-Founder of a regional Wall Street securities firm and was instrumental in its sale to public company. Brendan has over twenty-five years of institutional sales, investment banking and corporate finance experience. He has vast experience in the structuring and sale of private placements, PIPE’s, IPO’s, M&A and debt transactions. Brendan has worked closely with investment funds, negotiated and structured complex debt and equity transactions on behalf of public and private companies, is a sought after creative financier and business consultant.

Number and Terms of Office of Officers and Directors

Our board of directors has five members, three of whom are deemed “independent” under SEC and NASDAQ rules. Our board of directors is divided into three classes with only one class of directors being elected at each annual meeting of stockholders and each class serving a three-year term. The term of office of the Class A directors, consisting of Jeffrey J. Raymond, will expire at our 2021 annual meeting of stockholders. The term of office of the Class B directors, consisting of Stewart Martin, will expire at the 2019 annual meeting. The term of office of the Class C directors, consisting of Philip Politziner and Richard C. Cook, will expire at our 2020 annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers, directors and special advisors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Jeffrey J. Raymond	Jensyn Integration Services, LLC Pylon Management, Inc. Slate Professional Resources Culmin Staffing Group	Management Consulting Consulting services Temporary staffing Temporary staffing	Managing Partner President Chief Executive Officer Chief Executive Officer
Philip Politziner	EisnerAmper L.L.P.	Accounting and audit services	Senior Advisor
Richard C. Cook	Lakeview Strategies, LLC	Business consulting services	Managing Member
Stewart Martin	Marsh & McLennan Agencies - Florida	Insurance services	Executive Vice President
Joseph Raymond	Jensyn Integration Services, LLC RVR Consulting Group	Management consulting Business advisory services	Managing Partner Managing Partner
Peter Underwood	Jensyn Integration Services, LLC	Management Consulting	Managing Partner
Demetrios Mallios	Aeon Funds Aeon Capital, Inc.	Fund management Securities/Investment Banking	Manager Manager
Brendan Rempel	Alternative Advisory Group, LLC	Fund management	Manager

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

Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of common stock, warrants and rights as of March 21, 2019 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, warrants and rights;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount of Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock		Amount and Nature of Beneficial Ownership of Warrants		Approximate Percentage of Outstanding Warrants	Amount and Nature of Beneficial Ownership of Rights		Approximate Percentage of Outstanding Rights
Jeffrey J. Raymond	113,610			6.7%	—		—	—		—
Philip Politziner	19,000		1.0	%(2)	—		—	—		—
Richard C. Cook	5,000			(2)	—		—	—		—
Stewart Martin	4,000			(2)	—		—	—		—
James D. Gardner	2,000			(2)	—		—	—		—
All directors and officers as a group (5 individuals)	143,613	(3)		7.4%	—		—	—		—
Polar Asset Management Partners, Inc. 401 Bay Street, Suite 1900, P.O. Box 19 Toronto Ontario M5H 2Y4, Canada	327,100	(3)		18.0%	327,100	(3)	18.6%	327,100	(3)	18.6%
Boothbay Absolute Return Strategies L.P. 810 7th Avenue, Suite 615 New York, NY 10019-5818	150,000	(4)		8.2%	465,000	(4)	11.1%	465,000	(4)	11.1%
New Dimension Trading Ltd. c/o The Wilfgon Group One State Street Plaza, 29th Floor New York, NY 10004(5)	450,000			24.7%	450,000		11.1%	450,000	(5)	11.1%
The K-2 Principal Fund, L.P. 2 Bloom Street West, Suite 801 Toronto, Ontario M4W3E2	131,868	(6)		7.2%	—		—	—		—
Glazier Capital, LLC 250 W. 55th Street, Suite 30A New York, NY 10019	381,292	(7)		21.0%	—		—	—		—

(1)	Unless otherwise indicated, the business address of each of the individuals is 800 West Main Street, Suite 204, Freehold, New Jersey 07728.

(2)	Less than one percent (1%).

(3)	Represents 327,100 shares held by Polar Multi Strategy Master Fund, a fund for which Polar Asset Management Partners Inc. serves as investment advisor. Information derived from Schedule 13G filed on February 12, 2019.

(4)	Represents shares held by Boothbay Absolute Return Strategies LP, which is managed by Boothbay Fund Management, LLC. Ari Glass is the Managing Member of Boothbay Fund Management, LLC. Information derived from Schedule 13G/A filed on February 14, 2019.

(5)	Chana Edelstein is a director of New Dimension Trading Ltd. Information derived from Schedule 13G filed on March 14, 2016.

(6)	K2 Gen Par L.P. is the general partner and K2 & Associates Investment Management Inc. is the investment manager of The K-2 Principal Fund. Daniel Gosselin is the President of each of K2 Gen Par L.P. and K2 & Associates Management, Inc. Information is derived from Schedule 13G filed on February 13, 2019.

(7)	Represents 381,292 shares held by funds and managed accounts for which Glazier Capital, LLC serves as investment manager. Paul Glazier is the Managing Member of Glazier Capital, LLC. Information derived from Schedule 13G filed on February 14, 2018.

Equity Compensation Plan

As of December 31, 2018, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

In order to meet our working capital needs, our initial stockholders agreed loan us up to $1,700,000 in the aggregate. At December 31, 2018, approximately $1,295,220 of such loans were outstanding, including $320,000 owed to Jeffrey Raymond, $248,000 owed to Rebecca Irish, $306,000 owed to Joseph J. Raymond, $320,000 owed to Peter Underwood, $51,000 owed to Brenden Rempel, $51,000 owed to Demetrios Mallios. In addition at December 31, 2018, $760,000 was owed to Jensyn Capital, LLC and $1,000 was owed to Jensyn Integration Services, LLC. Each loan is evidenced by a promissory note. We plan to repay these loans upon the consummation of our Business Combination. If we do not complete a business combination, the $1,295,220 of loans from our initial stockholders, Jensyn Capital, LLC and Jensyn Integration, LLC outstanding at December 31, 2018, and any other outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any.

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

Jensyn Capital, LLC, an affiliate owned by our principal stockholders, has loaned to us an aggregate of $760,000 as of December 31, 2018, an aggregate of $400,000 of which was deposited in the Trust Account on September 6, 2017 and December 6, 2017 and approximately $180,000 was deposited in the Trust Account in March 2018 to extend the date by which we must complete a Business Combination. These loans are represented by promissory notes which bear interest at a rate of eight percent (8%) per annum and become due upon the completion of our Business Combination.

In June 2018, Jensyn Capital, LLC loaned us $30,000. The loan is represented by a non-interest bearing promissory note that is due upon the completion of our initial Business Combination.

In December 2017, we agreed to reimburse Jensyn Capital for up to approximately $90,000 of its out-of-pocket costs incurred in connection with securing the financing necessary to fund the deposits into Trust Account. We reimbursed $26,000 of these costs during 2017.

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

Audit Fees

For the year ended December 31, 2018, the aggregate fees billed by CohnReznick for professional services rendered for the audit of the financial statements of the Company, for the reviews of the Company’s quarterly financial statements, as well as work performed in connection with the proposed Business Combination with BAE, were $174,983. For the year ended December 31, 2017, the aggregate fees billed by CohnReznick for professional services rendered for the audit of the financial statements of the Company, for the review of the Company’s quarterly financial statements, as well as work performed in connection with the proposed Business Combination with BAE, were $102,413.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the years ended December 31, 2018 and 2017.

Tax Fees

During the years ended December 31, 2018 and 2017, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2018 and 2017, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2019.

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

Name	Title	Date

/s/ Jeffrey Raymond
Jeffrey Raymond	President, Chief Executive Officer & Director	March 22, 2019

/s/ James D. Gardner
James D. Gardner	Chief Financial Officer & Treasurer	March 22, 2019

/s/ Philip Politziner
Philip Politziner	Director	March 22, 2019

/s/ Richard C. Cook
Richard C. Cook	Director	March 22, 2019

/s/ Stewart Martin
Stewart Martin	Director	March 22, 2019

Exhibits Index

Exhibit				Filing
No.	Description	Included	Form	Date

1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

2.1	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

2.2	Share Exchange Agreement by and among Jensyn Acquisition Corp., Oneness Global and the Stockholders of Oneness Global	By Reference	10-Q	August 20, 2018

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation dated June 4, 2018.	By Reference	8-K	June 8, 2018

3.1(c)	Amendment to Amended and Restated Certificate of Incorporation dated August 29, 2018.	By Reference	8-K	September 4, 2018

3.1(d)	Amendment to Amended and Restated Certificate of Incorporation dated January 2, 2019.	By Reference	8-K	January 3, 2019

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.6	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.7	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.1	Form of Promissory Note, dated March 7, 2017, issued to Insiders.	By Reference	10-K	March 27, 2017

10.2(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.2(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.2(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.2(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.2(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.2(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.2(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.2(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.3	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.3(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 6, 2018

10.3(b)	Amendment No 2 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 8, 2018

10.3(c)	Amendment No 3 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	August 29, 2018
10.3(d)	Amendment No 4 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	January 3, 2019

10.4	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.6	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.7	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.8	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.9	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.10	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.11	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.12	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.13	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.14	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	By Reference	10-K	March 29, 2018

10.16	Promissory Note dated March 6, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	May 21, 2018

10.17	Promissory Note dated June 22, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	August 20, 2018

10.18	Second Original Discount Promissory Note dated March 7, 2019 issued to Riverside Merchant Partners, LLC	By Reference	8-K	March 14, 2019

10.19	Voting Agreement dated March 7, 2019 among Riverside Merchant Partners, LLC and the shareholders that are a signatory thereto	By Reference	8-K	March 14, 2019

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

99.1	Form of Audit Committee Charter.	By Reference	S-1	November 23, 2015

99.2	Form of Compensation Committee Charter.	By Reference	S-1/A	February 5, 2016

