Form 10-Q
period 2019-03-31
Jensyn Acquisition Corp.
filed 2019-05-09
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

YES [X] NO [  ]

The number of shares of the registrant’s common stock outstanding as of May 9, 2019 was 1,819,482.

JENSYN ACQUISITION CORP.

Form 10-Q

Part 1. Financial Information

Item 1. Financial Statements

Jensyn Acquisition Corp.

Condensed Balance Sheets

	As of	As of
	March 31, 2019	December 31, 2018
	(unaudited)	(Note 1)

ASSETS
Current Assets
Cash	$81,719	$30,929
Prepaid insurance and other	47,443	18,115
Total Current Assets	129,162	49,044

Restricted cash and investments held in trust account	6,160,108	8,101,595
Total Assets	$6,289,270	$8,150,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$807,382	$678,421
Loan payable (net of deferred financing costs)	199,960	-
Notes and advances payable - related parties (net of deferred financing costs)	2,056,220	2,056,220
Deferred underwriting compensation	780,000	780,000
Total Current Liabilities	3,843,562	3,514,641

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized, 1,819,482 and 2,005,567 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	182	201
Additional paid-in capital	3,909,740	5,894,802
Accumulated deficit	(1,464,214)	(1,259,005)
Total Stockholders’ Equity	2,445,708	4,635,998
Total Liabilities and Stockholders’ Equity	$6,289,270	$8,150,639

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Operations

	For the three months ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)

General and Administrative Costs
Professional fees	$216,568	$176,245
Insurance	10,043	10,077
Office expense - related party	30,000	30,000
Other	42,307	78,705

Total general and administrative costs	298,918	295,027

Operating loss	(298,918)	(295,027)

Other income and (expense):
Other income	100,000	-
Interest income	25,397	85,370
Interest expense	(31,688)	(74,831)

Net loss	$(205,209)	$(284,488)

Weighted average common shares outstanding - basic and diluted	1,823,617	2,019,976

Net loss per common share - basic and diluted	$(0.11)	$(0.14)

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2019

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2019	2,005,567	$201	$5,894,802	$(1,259,005)	$4,635,998
Common shares redeemed	(186,085)	(19)	(2,049,362)	-	(2,049,381)
Financing costs paid by related parties via transfer of common stock	-	-	64,300	-	64,300
Net loss	-	-	-	(205,209)	(205,209)
Balance, March 31, 2019	1,819,482	$182	$3,909,740	$(1,464,214)	$2,445,708

Jensyn Acquisition Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2018

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

See accompanying notes to condensed financial statements

Jensyn Acquisition Corp.

Condensed Statements of Cash Flows

	For the three months ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(205,209)	$(284,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	16,260	62,871
Interest income on cash and investments held in trust account	(25,397)	(85,370)
Changes in operating assets and liabilities:
Changes in prepaid insurance and other	(29,328)	(47,093)
Changes in accounts payable and accrued expenses	128,961	213,969
Net cash used in operating activities	(114,713)	(140,111)

Cash flows from investing activities:
Interest income on cash and investments held in trust account	25,397	85,370
Net cash provided by investing activities	25,397	85,370

Cash flows from financing activities:
Proceeds from note payable - stockholders and affiliates	-	320,000
Proceeds from loan payable	248,000
Payments for share redemption	(2,049,381)	(19,222,866)
Payments for deferred financing costs	-	(4,000)
Net cash used in financing activities	(1,801,381)	(18,906,866)

Net decrease in cash and restricted cash	(1,890,697)	(18,961,607)
Cash and restricted cash at beginning of year	8,132,524	41,044,819
Cash and restricted cash at end of year	$6,241,827	$22,083,212

Non-cash financing transactions:
Proceeds from Company’s public offering recorded as common shares subject to possible redemption	-	(285,488)
Financing costs paid by related parties via transfer of common stock	64,300	-

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

At March 31, 2019, the Company had not yet commenced any meaningful operations. All activity through March 31, 2019 relates to the Company’s formation, the initial public offering (“Public Offering”) described below (See Note 2), general corporate matters and identifying and evaluating prospective acquisition candidates. The Company has selected December 31 as its fiscal year-end.

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

$40,365,000 was initially placed in the Trust Account in the United States at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, as trustee. The funds held in the Trust Account will be invested only in United States government treasury bills, bonds or notes having a maturity of 180 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries, so that the Company is not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of the initial Business Combination or the redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which the Company completes the initial Business Combination to the extent not used to pay converting stockholders. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business. At March 31, 2019, the Trust Account consists of investments in treasury securities and money market funds in one financial institution.

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

On January 2, 2019, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation which extended the date by which the Company must complete its initial business combination from January 3, 2019 to July 2, 2019. Jensyn Capital, LLC has agreed to contribute $.05 per month for a period of up to six months for each Public Share that was not converted into cash in connection with the January 2, 2019 special meeting of stockholders, thus totaling an additional amount up to $0.30 per share for the six-month period ending July 2, 2019. As of March 31, 2019, an additional $82,497 has been deposited into the Trust Account ($0.15 per share).

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

Liquidity and Going Concern

At March 31, 2019, the Company had $81,719 in cash outside of the Trust Account and a working capital deficiency of $3,714,400. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2018. The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Securities Held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were valued at $6,160,108 and $8,101,595, respectively. At March 31, 2019, the assets held in the Trust Account were invested in treasury securities and money market funds held in one financial institution. Due to the short-term nature of this investment, the fair value approximates the carrying amounts reflected in the balance sheets.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2019 or December 31, 2018. At March 31, 2019 and December 31, 2018, there are no uncertain tax positions.

Recently Adopted Accounting Standards

There are no recently adopted accounting standards that will have a material impact to the Company.

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

All of the common shares sold as part of a Unit in the Public Offering (the “Public Shares”) contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. As of March 31, 2019, there were 549,982 Public Shares outstanding. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its certificate of incorporation provides that the Company will consummate a Business Combination only if the holders of Public Shares do not exercise conversion rights in an amount that would cause the Company’s net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at March 31, 2019, none of the 1,819,482 common shares outstanding were classified outside of permanent equity at their redemption value since Stockholder’s Equity is less than $5,000,001. The Company expects that as a result of: (a) the net tangible assets acquired as part of a Business Combination, (b) Company liabilities converted to equity, (c) new equity capital raised, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. At December 31, 2018, none of the 1,819,482 common shares outstanding were classified outside of permanent equity at their redemption value.

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

The Company issued unsecured promissory notes to the Principal Shareholders for amounts lent or to be lent to the Company up to $425,000 each. The notes are non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. It is not practicable to disclose the fair value of the Notes because they are with related parties. A total of $1,295,220 was outstanding to the Principal Shareholders at March 31, 2019 and December 31, 2018. The Company owed $760,000, and $550,000 to Jensyn Capital, LLC, an affiliated company owned by the same stockholders, at March 31, 2019 and December 31, 2018, respectively. The Company also owed $1,000 advanced by an affiliated company owned by the same stockholders at March 31, 2019 and December 31, 2018.

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

The Company has entered into an agreement with an entity owned by the Company’s Principal Shareholders, Jensyn Integration Services, LLC (“JIS”), for office space, utilities and certain office and administrative services. This agreement commenced on the date that the Company’s securities were first listed on the Nasdaq Capital Market, and expires when the Company consummates a Business Combination. Such office space, as well as utilities and administrative services, will be made available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services. The Company may delay payment of such monthly fee upon a determination by its Audit Committee that it lacks sufficient funds held outside of the Trust Account to pay actual or anticipated expenses in connection with the Company’s initial Business Combination. The Audit Committee has determined to defer the payment of $310,000 of the monthly fee. For the three months ended March 31, 2019, $20,000 was paid to JIS under this agreement. As of March 31, 2019 and December 31, 2018, the Company has accrued, but not paid, $310,000 and $300,000 relating to this agreement, respectively.

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

In December 2017, the Company agreed to reimburse Jensyn Capital, LLC for up to approximately $90,000 of its out of pocket costs incurred in connection with securing additional financing necessary to fund the amounts to be deposited into the Trust Account for the three-month extensions. For the September 2017 and December 2017 loans, these costs were $41,502 and $48,370, respectively. The Company did not pay any of these costs during the three months ended March 31, 2019 and $47,002 was included in accounts payable at March 31, 2019 and December 31, 2018.

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

In March 2019, in connection with the stockholder vote to extend the date by which the Company must complete its initial business combination from January 3, 2019 to July 2, 2019, the Company deposited into the Trust Account an additional $82,497 ($.15 per share) for the three months ended March 31, 2019.

In March 2019, certain Principal Shareholders and their transferees agreed to transfer 25,000 shares of the Company’s common stock owned by them to a lender to the Company in exchange for facilitating a loan to the Company. As a result, for the three months ended March 31, 2019, the Company recognized $64,300 as a charge to deferred financing costs and additional paid-in capital.

In June 2018, Jensyn Capital, LLC loaned the Company $30,000. The loan is represented by a non-interest bearing promissory note that becomes due upon the completion of the Company’s initial business combination.

Note 4 – Accounts Payable and Accrued Expenses

At March 31, 2019 and December 31, 2018, the Company’s accounts payable and accrued expenses consisted of the following:

	At March 31,	At December 31,
	2019	2018
Accounts Payable:
Vendors	$269,828	$215,544
Principal Shareholders and affiliates	107,421	99,171
Total accounts payable	377,249	314,715

Accrued Expenses:
Services agreement with an entity owned by the
Principal Shareholders, Jensyn Integration Services LLC	310,000	300,000
Accrued legal expenses	39,000	-
Accrued interest expense due to affiliate	77,882	63,282
Other	3,251	424
Total accrued expenses	430,133	363,706

Total accounts payable and accrued expenses	$807,382	$678,421

Note 5 — Notes and Advances Payable

At March 31, 2019 and December 31, 2018, the Company’s loans, notes and advances payable consisted of $2,256,180 and $2,056,220, respectively. The following notes and advances payable are non-interest bearing (unless otherwise specified) and are due at the completion of the initial business combination. The loan is interest bearing and is due June 15, 2019, unless extended as described below.

	At March 31, 2019	At December 31,2018
Amounts due to Principal Shareholders	$1,295,220	$1,295,220
Amounts due to an affiliate owned by the Principal Shareholders, Jensyn Integration Services	1,000	1,000
Amounts due to an affiliate owned by the Principal Shareholders, Jensyn Capital, LLC ($730,000 at 8% interest)	760,000	760,000
Total notes and advances payable to Principal Shareholders, net	2,056,220	2,056,220

Riverside loan at 6% interest	265,000	-
Less deferred financing costs	(65,040)	-
Total Riverside loan, net of deferred financing costs	199,960	-

Total loan, notes and advance payable, net	$2,256,180	$2,056,220

In September 2017, December 2017, March 2018 and June 2018, the Company issued promissory notes for $200,000, $350,000 $180,000, and $30,000, respectively, to a related party owned by certain Principal Shareholders, Jensyn Capital, LLC. Each of these notes carries an interest rate of 8% with interest and principal due upon completion of the initial Business Combination except for the note issued in June 2018, which is non-interest bearing. The Company also agreed to reimburse Jensyn Capital, LLC for its out of pocket costs in connection with the notes. These costs totaled $41,502 and $48,370 for the September and December 2017 loans, respectively, and $0 for the March 2018 loan. In addition, the Principal Shareholders agreed to transfer 1,913 shares of the Company’s common stock owned by them to a Jensyn Capital, LLC lender in connection with obtaining the December 2017 financing. The out of pocket costs and the $19,130 value attributable to the shares transferred by the Principal Shareholders are considered deferred financing costs.

In March 2019, the Company received a $248,000 loan from Riverside Merchant Partners LLC (“Riverside”) to fund expenses related to the Company’s proposed Business Combination with Peck Electric Co. (“Peck Electric”). The loan is represented by an original issue discount promissory note in the principal amount of $265,000 (the “Riverside Loan”), which bears interest at the rate of six percent (6%) per annum. As a result of the discount on the Riverside Loan, the Company recorded deferred financing costs of $17,000.

The Riverside Loan is due on the earlier of (i) the completion of the Company’s initial Business Combination, (ii) the termination of the Company’s Share Exchange Agreement with Peck Electric, (iii) the Company’s failure to file with the Securities and Exchange Commission a proxy statement with respect to the Peck Electric Business Combination by April 30, 2019, subject to extension if the audit of Peck Electric’s 2018 financial statements is not complete by March 31, 2019 or (iv) June 15, 2019, subject to extension if the Company can demonstrate that a Business Combination is reasonably likely to be consummated prior to July 2, 2019. The note is secured by 115,000 shares of our common stock owned by certain of the Principal Shareholders and their transferees and the Company may elect to satisfy its obligation to pay the principal amount and accrued interest under the note in cash or by the delivery of these 115,000 shares. These shareholders transferred 25,000 shares of the Company’s common stock to Riverside as consideration for making the loan.

The $17,000 debt discount and the $64,300 value attributable to the shares transferred by certain of the Principal Shareholders and their transferees are considered deferred financing costs. During the three months ended March 31, 2019, $16,260 of the deferred financing cost was recorded as interest expense.

Certain of the Principal Shareholders and their transferees and each of the Company’s officers and directors have entered into a voting agreement pursuant to which they have agreed to vote in favor of the election of individuals designated by Riverside to constitute a majority of our Board of Directors if an event of default occurs under the note. If such designees are elected to our Board of Directors, the Company will be prohibited from completing the Peck Electric Business Combination.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 15,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2019 and December 31, 2018, 1,819,482 and 2,005,567 shares of common stock were issued and outstanding.

Note 8 — Other Income

On August 15, 2018, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Oneness Global, a Cayman Islands company, and its stockholders. As part of the Exchange Agreement, the Company received $100,000 in January 2019 to fund the Company’s operating costs and recorded this amount as other income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a “blank check” company in the development stage, formed on October 8, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Business Combination with one or more operating businesses. At March 31, 2019, we had not yet commenced any meaningful operations nor generated any revenues to date. All activity through March 31, 2019 relates to our formation, our initial public offering (“Public Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

Results of Operations

Our entire activity since inception up to the closing of our Public Offering on March 7, 2016 was in preparation for the Public Offering. Since the Public Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities) and other income from the funding of operating expenses by a third party relating to a business combination that was not completed. Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance) and the office and administrative services fee charged to us by a related party. We expect to incur increased expenses in the future as we pursue a Business Combination.

For the three months ended March 31, 2019 and 2018, following are the amounts and changes in operating expenses, interest income, other income and interest expense.

	For the three months ended	For the three months ended		% increase
	March 31, 2019	March 31, 2018	$ change	(decrease)
General and Administrative Costs
Professional Fees:
Accounting and professional fees	$146,179	$70,625	$75,554	107%
Legal fees	70,389	105,620	(35,231)	-33%
Insurance - Directors and Officers	10,043	10,077	(34)	0%
Office expense - related party	30,000	30,000	-	0%
Other:
Stock related expense (NASDAQ and stock transfer fees)	33,711	56,103	(22,392)	-40%
Franchise taxes	5,280	12,914	(7,634)	-59%
Other expenses	3,316	9,688	(6,372)	-66%

Total general and administrative	298,918	295,027	3,891	1%

Other income and (expense)

Interest income	25,397	85,370	(59,973)	-70%
Interest expense	(31,688)	(74,831)	43,143	-58%
Other Income	100,000	-	100,000	NA

Net loss	$(205,209)	$(284,488)	$79,279	-28%

For the three months ended March 31, 2019, as compared to the three months ended March 31, 2018:

●	the increase in accounting and professional fees is primarily a result of costs for a fairness opinion and finders fees associated with pursuing a Business Combination in 2019.
●	the decrease in legal fees is primarily a result of increased business combination and other legal fees in 2018.
●	the decrease in stock related expenses (NASDAQ and stock transfer fees) is primarily the result of the proxy and stock transfer agent related services incurred for the 2018 special meeting.
●	the increase in other income is a result of cash received by the Company from a business combination target to fund operating costs in 2019.
●	the decrease in interest income is a result of lower balances in the Trust Account in 2019.
●	the decrease in interest expense is primarily due to the increased amortization of deferred financing costs in 2018.

Liquidity and Capital Resources

Our cash balance as of March 31, 2019 was $81,719. Our liquidity needs have been satisfied to date through receipt of $25,029 from the sale of the Insider Shares, loans and advances from our principal shareholders (the “Principal Shareholders”) and two affiliates in an aggregate amount of $2,056,220, each as described in Notes 3 and 6, and $85,000 from funds raised in the Public Offering and private placement of securities that are not required to be held in trust. On August 15, 2018, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Oneness Global, a Cayman Islands company, and its stockholders. Pursuant to the Share Exchange Agreement, we received $800,000 ($700,000 in 2018 and $100,000 in 2019) to fund the Company’s operating costs and recorded this amount as other income. In addition, we received $248,000 of proceeds from a loan from Riverside Merchant Partners LLC (“Riverside”) to fund expenses related to our proposed business combination with Peck Electric Co. (“Peck Electric”). See “Off-Balance Sheet Arrangements; Commitments and Contractual Obligations” and “Proposed Business Combination” below.

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

We believe that our cash balance as of March 31, 2019 not held in the Trust Account and additional investments from our Principal Shareholders and loans from our affiliates will be sufficient to allow us to operate through at least July 2, 2019, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for pursuing the Peck Electric Business Combination. We anticipate that we will incur approximately:

●	$100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

●	$70,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including stock related expenses (listing fees and transfer agent costs) and director and officer liability insurance premiums.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2019, we did not have any off-balance sheet arrangements. At March 31, 2019, we have short-term debt due to related parties of $2,056,220; $1,296,220 of this debt is due to Principal Shareholders and is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. In addition, we have short-term debt with Jensyn Capital, an affiliate, for $760,000. This debt is evidenced by four notes, three of which totaling $730,000 are unsecured, carry an 8% interest rate, and are due upon completion of the initial Business Combination. The fourth note is for $30,000 and is unsecured, non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. In March 2019, we received a $248,000 loan from Riverside to fund expenses related to the proposed Business Combination with Peck Electric. The loan is represented by an original issue discount promissory note in the principal amount of $265,000 which bears interest at the rate of six percent (6%) per annum and is due on the earlier of (i) the completion of our initial Business Combination, (ii) the termination of our Share Exchange Agreement with Peck Electric, (iii) our failure to file with the Securities and Exchange Commission a proxy statement with respect to the Peck Electric Business Combination by April 30, 2019, subject to extension if the audit of Peck Electric’s 2018 financial statements is not complete by March 31, 2019 or (iv) June 15, 2019, subject to extension if the we can demonstrate that a Business Combination is reasonably likely to be consummated prior to July 2, 2019. The note is secured by 115,000 shares of our common stock owned by certain of the Principal Shareholders and their transferees and the we may elect to satisfy this obligation to pay the principal amount and accrued interest under the note in cash or by the delivery of these 115,000 shares. These shareholders transferred 25,000 shares of the our common stock to Riverside as consideration for making the loan and these shareholders and each of the our officers and directors have entered into a voting agreement pursuant to which they have agreed to vote in favor of the election of individuals designated by Riverside to constitute a majority of our Board of Directors if an event of default occurs under the note. If such designees are elected to our Board of Directors, we will be prohibited from completing the Peck Electric Business Combination.

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

Accordingly, at March 31, 2019, none of the 1,819,482 common shares outstanding were classified outside of permanent equity at their redemption value since Stockholder’s equity is less than $5,000,001. The Company expects that as a result of the net tangible assets acquired as part of a Business Combination, Company liabilities converted to equity, new equity capital, or a combination thereof, will result in the net tangible assets of the Company being greater than $5,000,001. At December 31, 2018, none of the 2,005,567 common shares outstanding classified outside of permanent equity at their redemption value.

Proposed Business Combinations

On February 26, 2019, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Peck Electric, a commercial solar contractor, and its shareholders (the “Peck Stockholders”). The material terms of the Exchange Agreement are summarized below.

Upon the closing (the “Closing”) of the transactions contemplated by the Exchange Agreement, the Peck Stockholders will exchange their shares of capital stock in Peck Electric for 3,234,501 shares of the our common stock (the “Share Exchange”), representing approximately 59% of our outstanding shares after giving effect to the business combination. As a result of the Share Exchange, Peck Electric will become a wholly-owned subsidiary of our company.

In the event that Peck Electric’s Adjusted EBITDA (as defined in the Exchange Agreement) for the twelve month period commencing on the first day of the first full calendar quarter following the Closing (the “Earnout Period”) is $5,000,000 or more (the “Adjusted EBITDA Target”) or the closing price of the our common stock is $12.00 or more per share at any time during the Earnout Period (the “Stock Price Target”), then we will issue 898,473 shares of the our common stock to the Peck Stockholders and issue to certain of our Principal Stockholders and an advisor a number of shares of the our common stock equal to the number of shares of our common stock forfeited by such stockholders to the extent that such shares are used to satisfy our obligations or to induce investors to make an equity investment in our company at or prior to the Closing as described below.

By separate agreement, certain of our Principal Stockholders have agreed to forfeit (i) up to 200,000 shares of our common stock at the Closing to the extent that such shares are used to satisfy our obligations or to induce investors to make an equity investment in our company at or prior to the Closing and (ii) 200,000 shares of our common stock if neither the Adjusted EBITDA Target nor the Stock Price Target is achieved during the Earnout Period.

At the time that the we seek approval of the Share Exchange from our stockholders, we will offer our public shareholders the opportunity to convert their shares for cash upon the closing of the Share Exchange in an amount equal to their pro rata share of the funds held in the Trust Account that holds the remaining proceeds of our initial public offering as provided by our amended and restated certificate of incorporation.

The closing of the Share Exchange is subject to a number of conditions, including our reasonable satisfaction with the results of our due diligence investigation of Peck Electric, the approval of the our stockholders and the receipt by us of an opinion from an investment banking firm that the transaction is fair, from a financial point of view, to our stockholders. The fairness opinion was delivered in March 2019. In addition, we and Peck Electric must have combined net tangible assets of at least $5,000,001 after the Closing.

The senior management of Peck Electric will replace our existing management team following the closing of the Share Exchange. In addition, it is anticipated that at the time that we seek approval of the Share Exchange by our stockholders, our stockholders will be asked to elect a new Board of Directors. The nominees will be three individuals designated by Peck Electric and two individuals designated by us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2019, we are not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in conjunction with a business combination that will provide additional resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in internal control over financial reporting.

PART 2 – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in 2018 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with a vote to extend the date by which we must complete a business combination from January 3, 2019 to July 2, 2019, holders of 186,085 of our public shares exercised conversion rights with respect to such shares and such shares were redeemed for approximately $11.01 per share. Approximately $2,049,381 was disbursed from the Trust Account to fund the redemptions.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

2.3

First Amendment dated March 12, 2019 to Share Exchange Agreement among Jensyn Acquisition Corp., Peck Electric Co. and the Stockholders of Peck Electric Co. (incorporated by reference to Annex A of the Registrant’s Preliminary Proxy Statement filed on April 1, 2019)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May, 2019.

JENSYN ACQUISITION CORP.

By:	/s/ Jeffrey Raymond
Jeffrey Raymond
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James D. Gardner
James D. Gardner
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

