Form 10-Q
period 2019-06-30
PECK Co HOLDINGS, INC.
filed 2019-08-14
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-37707

THE PECK COMPANY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2150172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4050 Williston Road, #511 South Burlington, Vermont	05403
(Address of Principal Executive Offices)	(Zip Code)

(802) 658-3378

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PECK	Nasdaq Capital Market

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

YES [  ] NO [X]

The number of shares of the registrant’s common stock outstanding as of August 14, 2019 was 5,474,695.

THE PECK COMPANY HOLDINGS, INC.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

The Peck Company Holdings, Inc.

Balance Sheets (Unaudited)

June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash	$25,974	$313,217
Accounts receivable, net of allowance	4,380,905	2,054,413
Costs and estimated earnings in excess of billings	1,603,640	718,984
Due from stockholders	2,858	2,858
Total current assets	6,013,377	3,089,472

Property and equipment:
Building and improvements	672,727	666,157
Vehicles	1,187,968	1,147,371
Tools and equipment	511,329	493,760
Solar arrays	6,386,025	6,386,025
	8,758,049	8,693,313
Less accumulated depreciation	(1,882,827)	(1,571,774)
	6,875,222	7,121,539
Other Assets:
Captive insurance investment	139,038	80,823
Due from stockholders	250,000	250,000
Cash surrender value - life insurance	225,263	224,530
	614,301	555,353
Total assets	$13,502,900	$10,766,364

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,497,412	$1,495,785
Accrued expenses	258,506	236,460
Billings in excess of costs and estimated earnings on uncompleted contracts	720,793	180,627
Accrued losses on contract in progress	0	9,128
Due to stockholders	721,347	33,463
Line of credit	1,554,258	972,524
Current portion of deferred compensation	27,057	27,057
Current portion of long-term debt	633,363	410,686
Total current liabilities	6,412,736	3,365,730

Long-term liabilities:
Deferred compensation, net of current portion	103,335	116,711
Deferred tax liability	1,506,362	0
Long-term debt, net of current portion	1,798,783	2,212,885
	3,408,480	2,329,596
Commitments and contingencies

Stockholders’ equity:
Preferred stock - .001 par value 1,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock - .001 par value 49,000,000 shares authorized, 5,474,695 shares issued and outstanding	547	323
Additional paid-in capital	423,530	552,630
Retained earnings	3,257,607	4,518,085
	3,681,684	5,071,038
	$13,502,900	$10,766,364

The Peck Company Holdings, Inc.

Unaudited Statements of Operations

For the quarter and two quarters ended June 30, 2019 and 2018

	Quarter ended		Two quarters ended
	June 30,		June 30,
	2019	2018	2019	2018

Earned revenue	$6,281,813	$4,596,683	10,128,590	$9,032,150
Cost of earned revenue	4,808,014	3,231,575	7,537,745	6,997,122
Gross profit	1,473,799	1,365,108	2,590,845	2,035,028

Indirect expenses	413,095	196,998	740,811	352,086
General and administrative expenses	488,075	473,836	1,013,690	845,795
Total operating expenses	901,170	670,834	1,754,501	1,197,881
Operating income	572,629	694,274	836,344	837,147

Other income (expenses)
Interest expense	(61,909)	(27,927)	(103,546)	(44,854)
Gain on disposal of fixed assets	0	0	0	0
Total other income (expenses)	(61,909)	(27,927)	(103,546)	(44,854)

Income before income taxes	510,720	666,347	732,798	792,293
Provision for income taxes	1,506,362	0	1,506,862	250

Net income (loss)	$(995,642)	$666,347	$(774,064)	$787,793

Income (loss) per common share:
Basic	$(0.29)	$0.21	$(0.23)	$0.24
Diluted	$(0.29)	$0.21	$(0.23)	$0.24

PRO FORMA (C-Corporation basis) (Note m)
Income tax expense	$141,572	$184,711	$203,132	$219,624
Net Income	369,148	481,636	529,666	572,669

Income (loss) per common share:
Basic	$0.11	$0.15	$0.16	$0.18
Diluted	$0.11	$0.15	$0.16	$0.18

The Peck Company Holdings, Inc.

Unaudited Statement of Changes in Equity

June 30, 2019

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amounts	Capital	Earnings	Total

December 31, 2018, as previously reported	200	$6,000	$546,953	$4,518,085	$5,071,038

Retroactive conversion of shares	3,234,301	(5,677)	5,677

December 31, 2018, effect of reverse recapitalization	3,234,501	323	552,630	4,518,085	5,071,038

Cash distributions to shareholders in 2019 prior to June 20	0	0	0	(486,414)	(486,414)

Conversion of Jensyn shares	2,240,194	224	890,610		890,834

Recapitalization costs			(1,019,710)		(1,019,710)

Net Income (loss)				(774,064)	(774,064)
Ending Balance, June 30, 2019	5,474,695	$547	$423,530	$3,257,607	$3,681,684

The Peck Company Holdings, Inc.

Unaudited Statements of Cash Flows

For Two Quarters Ended June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income	$(774,064)	$787,793

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	311,053	199,796
Initial provision for deferred income taxes	1,506,362

Changes in operating assets and liabilities:
Accounts receivable	(2,326,492)	846,286
Prepaid expenses	0	(63,340)
Costs and estimated earnings in excess of billings	(884,656)	404,099
Cash surrender value - life insurance	(733)	0
Accounts payable	1,001,627	(990,741)
Accrued expenses	(106,830)	(89,585)
Billings in excess of costs and estimated earnings on uncompleted contracts	540,166	(254,183)
Accrued losses on contract in progress	(9,128)	0
Due to stockholders	421,070	0
Deferred compensation	(13,376)	0
Net cash provided by operating activities	(335,001)	840,125

Cash flows from investing activities:
Purchase of solar arrays and equipment	(33,339)	(2,585,002)
Investment in captive insurance	(58,215)	(43,340)
Net cash used in investing activities	(91,554)	(2,628,342)

Cash flows from financing activities:
Net borrowings (repayments) on line of credit	581,734	533,563
Proceeds from long-term debt		0
Payments of long-term debt	(222,822)	752,197
Stockholder distributions paid	(219,600)	(120,244)
Net cash provided by (used in) financing activities	139,312	1,165,516
Net decrease in cash	(287,243)	(622,701)
Cash, beginning of quarter	313,217	760,781
Cash, end of quarter	$25,974	$138,080

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest	$103,546	$44,854
Income taxes	250	250
Supplemental disclosure of non-cash investing and financing activities

2019
One vehicle was purchased and financed for $31,397.
The Company accrued S corporation distributions which have not been paid of $266,814.
The Company accrued recapitalization costs which have not been paid of $128,876.

2018
One vehicle was purchased and financed for $39,790

The Peck Company Holding, Inc.

Notes to Condensed Financial Statements

Note 1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a) Organization

The Peck Company Holdings, Inc. is a solar engineering, construction and procurement contractor for commercial and industrial customers across the Northeast. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in South Burlington, Vermont.

On February 26, 2019, Peck Electric Co. (also referred to herein as the “Former Peck Company Holdings, Inc.”), a privately held company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Jensyn Acquisition Corp. (“Jensyn”), a publicly held company whose primary business objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination (the “Business Combination”), with one or more target businesses (a Special Purpose Acquisition Company or “SPAC”). On June 20, 2019, with the approval of the stockholders of each of Peck Electric Co. and Jensyn, the Business Combination was completed. In connection with the Business Combination, Jensyn issued 3,234,501 shares of Jensyn’s common stock, par value $0.0001 per share (the “Common Stock”), to the stockholders of the Peck Electric Co. in exchange for all of the equity securities of Peck Electric Co., and Peck Electric Co. became a wholly-owned subsidiary of Jensyn. While Jensyn was the surviving legal entity, Former Peck Company Holdings, Inc. was deemed the acquiring entity for accounting purposes. Concurrent with the completion of the Business Combination, Jensyn changed its name from “Jensyn Acquisition Corp.” to “The Peck Company Holdings, Inc.” and the symbol for its common stock on Nasdaq became PECK. Unless the context otherwise requires, “we,” “us,” “our,” “Peck Company” and the “Company” refer to the combined company.

b) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2018.

As a SPAC, Jensyn had substantially no business operations prior to June 20, 2019. For financial accounting and reporting purposes, the Business Combination was accounted for as a “reverse spinoff” in accordance with U.S. GAAP. Under this method of accounting, Jensyn was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Peck Electric Co. shareholders having a majority of the voting power of the combined company, Peck Electric Co. comprising the ongoing operations of the combined entity, Peck Electric Co. comprising a majority of the governing body of the combined company, and Peck Electric Co.’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of the Peck Electric Co. issuing stock for the net assets and equity of Jensyn, consisting of $0 assets, accompanied by a recapitalization. The net assets of Jensyn were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to June 20, 2019, the date of completion of the Business Combination, are those of Peck Electric Co.

Prior to June 20, 2019, Peck Electric Co. was a “pass-through” (S-corporation) entity for income tax purposes and had no material income tax accounting reflected in its financial statements for financial reporting purposes since taxable income and deductions were “passed through” to Peck Electric Co.’s stockholders. Jensyn is a taxable C Corporation for income tax purposes. As a result of the acquisition by Jensyn, the consolidated company is now a taxable C corporation. The financial statements of the Company now account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income taxes.

Since Jensyn had substantially no business operations as a SPAC, its limited accounting policies were not in conflict with those of Peck Electric Co. The consolidated Company uses the accounting policies of Peck as described in note 1 to Peck’s audited financial statements as of and for the year ended December 31, 2018. There have been no material changes to these accounting policies, except for the adoption of an accounting policy for income taxes for the company for the 2nd quarter of 2019 and updated accounting policy for earnings per share.

c) Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

The Company would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which it has more than $1.07 billion in annual revenue; the date it qualifies as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by it of more than $1.0 billion in non-convertible debt securities; or December 31, 2021.

d) Contract Revenue and Cost Recognition

The Company recognizes revenue using cost based input methods, which recognize revenue and gross profit as work is performed based on the relationship between actual costs incurred compared to the total estimated costs of the contract, after consideration of the customers’ commitment to perform their obligations under the contract, which is typically measured through receipt of cash deposits or other forms of financial security issued by creditworthy financial institutions. Cost based input methods of revenue recognition are considered a reasonable depiction of the Company’s efforts to satisfy long-term construction contracts with customers and therefore reflect the transfer of goods to a customer under such contracts. Costs incurred towards contract completion may include costs associated with materials, labor, subcontractors, and other indirect costs related to contract performance.

At the time a loss on a contract becomes apparent, a provision is made for the entire amount of the estimated loss, if the loss is directly attributed to actions in that year.

Revenue for time and materials contracts is recognized as the work is performed. Revenue from net metering credits is recorded as electricity is generated from the solar arrays and paid by the off-takers.

e) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $15,000 at June 30, 2019 and December 31, 2018, is estimated annually based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

f) Costs and Estimated Earnings on Uncompleted Contracts

The asset, “Costs and Estimated Earnings in Excess of Billings”, represents revenues recognized in excess of amounts billed. The liability “Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts,” represents billings in excess of revenues recognized.

g) Property and Equipment

Property and equipment greater than $1,000 are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the assets, required installation costs, and any expenditures that substantially add to the value or substantially extend the useful life of the assets.

The solar arrays represent project assets that the Company may temporarily own and operate after being placed into service. The Company reports solar arrays at cost, less accumulated depreciation. The Company begins depreciation on the solar arrays when they are placed in service.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings and improvements	39 years
Vehicles	3-5 years
Tools and equipment	3-7 years
Solar arrays	20 years

Total depreciation expense for the quarters ended June 30, 2019 and June 30, 2018 is $160,570 and $96,329, respectively.

The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation are eliminated from the accounts and any resulting gain or loss is included in operations. The cost of maintenance and repairs are charged to expense as incurred, while significant renewals or betterments are capitalized.

h) Long-Lived Assets

The Company assesses long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances arise, including consideration of technological obsolescence, that may indicate that the carrying amount of such assets may not be recoverable. These events and changes in circumstances may include a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; a current period operating or cash flow loss combined with a history of such losses or a projection of future losses associated with the use of a long-lived asset; or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

When impairment indicators are present, the Company compares undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If the carrying value of the asset group exceeds the undiscounted future cash flows, the Company measures any impairment by comparing the fair value of the asset group to its carrying value. Fair value is generally determined by considering (i) internally developed discounted cash flows for the asset group, (ii) third-party valuations, and/or (iii) information available regarding the current market value for such assets.

If the fair value of an asset group is determined to be less than its carrying value, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment, and such projections may vary from the cash flows eventually realized.

The Company considers a long-lived asset to be abandoned after the Company has ceased use of such asset and they have no intent to use or repurpose the asset in the future. Abandoned long-lived assets are recorded at their salvage value, if any.

i) Captive Insurance

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2018 is:

Total assets	$46,647,571
Total liabilities	$22,762,283
Comprehensive income	$3,991,828

NCL’s fiscal year end is September 30, 2018, therefore amounts represent balances and activities through and for the years ending September 30, 2018.

As part of the investment in NCL, the Company provided $43,340 as cash security in 2018 and an additional $58,215 in 2019. The captive insurance equity of $139,038 consists of $36,000 of capital, $101,555 of cash security and $1,483 of investment income in excess of losses (incurred and reserves).

j) Asset Retirement Obligations

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and they capitalize the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore, not recorded as a liability at June 30, 2019 and December 31, 2018.

k) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At June 30, 2019 and December 31, 2018, the uninsured balances were $0 and $457,422, respectively.

l) Defined Contribution Pension Plan

The Company has a union contract under which the union and administrative employees are covered by the union’s defined contribution pension plan. Pension costs include current service costs, which are based on hours worked, or a percentage of gross wages.

m) Income Taxes

Through June 20, 2019 (the date of the completion of the Business Combination) the Former Peck Company Holdings, Inc. had elected to be taxed as an S-Corporation under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to Former Peck Company Holdings, Inc. stockholders. Accordingly, no provision for federal income tax was required. The provision for income taxes for Former Peck Company Holdings, Inc. was primarily for Vermont minimum taxes. As of the date of the completion of the Business Combination, the Company effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the change.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are all classified as long-term as adopted under Accounting Standards Update 2015-17.

The Company also uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities.

n) Sales Tax

The Company’s accounting policy is to exclude state sales tax collected and remitted from revenues and costs of sales, respectively.

o) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, specifically percentage-of-completion. Actual results could differ from those estimates.

p) Recently Issued Accounting Pronouncements

Prior to June 20, 2019, the Company was defined as a non-public entity for purposes of applying transition guidance related to new or revised accounting standards under GAAP, and was required to adopt new or revised accounting standards after the required adoption dates that applied to public companies. Subsequent to June 20, 2019 the company maintains its emerging growth company status until no later than December 31, 2021. The Company will maintain the election available to an emerging growth company to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standard. The company retains its emerging growth status and therefore elects to adopt new or revised accounting standards on the adoption date required for a private company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classifications affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. This standard is effective for the Company’s annual reporting period beginning in 2020 and interim periods beginning first quarter of 2021. The Company is evaluating the impact ASU 2016-02 will have on their financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The standard allows the use of retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the impact ASU 2014-09 will have on their financial statements and associated disclosures.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. The update will replace the current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognitions of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. As an Emerging Growth Company, the standard is effective for the Company’s 2021 annual reporting period and interim periods beginning first quarter of 2022. The Company is evaluating the impact that ASU 2016-13 will have on their financial statements and associated disclosures.

In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This ASU represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that each impact classification on the statement of cash flows. In particular, issue number three addresses the classification of contingent consideration payments made after a business combination, and issue number five addresses the classification of life insurance policy proceeds and premiums. Cash payments made soon after an acquisition’s consummation date (approximately 3 months or less) will be classified as cash outflows from investing activities. Payments made thereafter will be classified as cash outflows from financings activities up to the account of the original contingent consideration liability. Payments in excess of the amount of the original contingent consideration liability will be classified as cash outflows from operating activities. Cash proceeds received from the settlement of corporate-owned life insurance policies should be classified as cash flows from investing activities. Cash payments for premiums may be classified as cash outflows for investing activities, operating activities or a combination of investing and operating activities. As an Emerging Growth Company, this standard is effective for the Company’s 2019 annual reporting period and interim periods beginning the first quarter of 2020. The Company is evaluating the effect this ASU will have on their statement of cash flows.

q) Subsequent Events

The Company has evaluated subsequent events through August 14, 2019, which is the date that the unaudited financials were available to be issued. Based on its evaluation, there are no events that are required to be disclosed herein.

Note 2. STOCK EXCHANGE AGREEMENT/BUSINESS COMBINATION

As discussed in Note 1, on June 20, 2019, the Company consummated the Business Combination pursuant to the Exchange Agreement between Jensyn and Peck Electric Co. The materials actions arising from the agreement are outlined below:

a) Exchange of Shares

Upon the closing of the Business Combination, the stockholders of Peck Electric exchanged their shares of capital stock in Peck Electric for 3,234,501 shares of the Jensyn’s Common Stock (the “Share Exchange”), representing approximately 59% of Jensyn’s outstanding shares after giving effect to the Business Combination. As a result of the Share Exchange, Peck Electric became a wholly owned subsidiary of the Company.

b) Redemption of Shares

Jensyn redeemed a total of 492,037 shares of its Common Stock pursuant to the terms of the Company’s amended and restated certificate of incorporation, as amended (the “Jensyn Certificate of Incorporation”), resulting in a total payment to redeeming stockholders of $5,510,814.

c) Earnout

In the event that the Company’s Adjusted EBITDA (as defined in the Exchange Agreement) for the twelve month period July 1, 2019 through June 30, 2020 (the “Earnout Period”) is $5,000,000 or more (the “Adjusted EBITDA Target”) or the closing price of the Company’s Common Stock is $12.00 or more per share at any time during the Earnout Period (the “Stock Price Target”), then the Company shall issue 898,473 shares of the Company’s Common Stock to the original Peck Electric stockholders and issue to certain of the initial stockholders of the Company a number of shares of the Company’s Common Stock equal to the number of shares of the Company’s Common Stock forfeited by such stockholders to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the closing of the Business Combination, as described below under “Issuance of Additional Shares and Forfeiture of Sponsor Shares.”

d) Issuance of Additional Shares and Forfeiture of Sponsor Shares

In connection with the closing of the Business Combination arising out of the Exchange Agreement, the Company issued 493,299 shares of Common Stock in exchange for the cancellation of approximately $5,618,675 of obligations and, as contemplated by the Exchange Agreement, certain insiders and their transferees have agreed to forfeit 281,758 shares of Common Stock.

e) Transaction Costs

Transaction expenses of $890,834 have been recorded as a cost of equity for the legal acquirer’s transaction costs and our costs related to effectuating the reverse recapitalization which is an equity transaction.

Transaction costs of $128,876 have been recorded as a cost of equity for the accounting acquirer’s transactions costs and costs related to effectuating the reverse recapitalization which is an equity transaction.

Upon the closing of the Business Combination and after giving effect to the issuances, redemptions and forfeitures of Common Stock described above, and the conversion of 4,194,500 rights to purchase Common Stock into 419,450 shares of Common Stock, there were:

i. 5,474,695 shares of common stock of the Company issued and outstanding, of which 281,758 shares are subject to cancelation which have not yet been processed with the transfer agent; and

ii. warrants exercisable for 2,097,250 shares of Common Stock, consisting of 3,900,000 public warrants originally sold as part of units in the Company’s initial public offering (the “IPO”) and 294,500 private warrants sold as part of the units issued in a private placement simultaneously with the consummation of the IPO. Each warrant entitles its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share)

Note 3. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	June 30, 2019	December 31, 2018

Accounts receivable - contracts in progress	$4,121,428	$1,672,900
Accounts receivable - retainage	274,477	396,513
	4,395,905	2,069,413
Allowance for doubtful accounts	(15,000)	(15,000)

Total	$4,380,905	$2,054,413

Bad debt expense was $0 for June 30, 2019 and 2018, respectively.

Note 4. CASH SURRENDER VALUE - LIFE INSURANCE

The Company has purchased life insurance contracts on key employees as an investment. The cash surrender value of these contracts was $225,263 and $224,530 as of June 30, 2019 and December 31, 2018, respectively.

Note 5. LONG-TERM DEBT

A summary of long-term debt is as follows:

	June 30, 2019	December 31, 2018

Community Bank, N.A., 4.99% interest rate, secured by the Company’s operating assets, a Solar Power and Services Agreement, an Assignment of Lease Agreement, and personally guaranteed by the two majority stockholders, payable in monthly installments of $6,125 including interest, with a balloon payment of $330,752, through May 2028.	$732,997	$751,225

NBT Bank, N.A., 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	125,058	139,416

Various vehicle loans, interest ranging from 0% to 5.99%, total current monthly installments of approximately $12,750, secured by vehicles, with varying terms through April 2025.	354,439	389,575

Community Bank, N.A., 4.46% interest rate, secured by the Company’s operating assets and personally guaranteed by the two majority stockholders, payable in monthly installments of $5,689 including interest, through December 2027.	486,137	509,207

Community Bank, N.A., 4.28% interest rate, secured by the building, the Company’s operating assets and personally guaranteed by the two majority stockholders, payable in monthly installments of $3,317 including interest, through December 2030. The note is subject to the provisions of an agreement containing covenants that require the maintenance of certain financial ratios.	279,096	300,865

Community Bank, N.A., 4.25% interest rate, secured by a Power Purchase Agreement, mortgage deed of leased property, and the Company’s operating assets and is personally guaranteed by the two majority stockholders, payable in monthly installments of $4,098 including interest, with a balloon payment of $225,238, through March 2020. The note is subject to the provisions of an agreement containing covenants that require the maintenance of certain financial ratios.	250,137	269,191

Community Bank, N.A., 3.74% interest rate, secured by the Company’s operating assets and personally guaranteed by the two majority stockholders, payable in monthly installments of $6,706 including interest, refinanced in February 2017 through February 2021.	96,115	143,961

National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/20 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	108,167	120,131

	2,432,146	2,623,571
Less current portion	(633,363)	(410,686)

	$1,798,783	$2,212,885

Maturities of long-term debt are as follows:

Year ending June 30:	Amount

Remainder of 2019	$209,747
2020	566,061
2021	241,636
2022	248,945
2023	199,537
2024 and	966,220

$2,432,146

Note 6. LINE OF CREDIT

The Company has a line of credit with Community Bank N.A., with a limit of $1,800,000 and a variable interest rate of prime plus .5% (6.00% at June 30, 2019), due to expire on August 31, 2019. The balance outstanding at June 30, 2019 and December 31, 2018 was $1,554,258 and $972,524, respectively. The balance includes expected cash overdrafts of $642,931 and $0 at June 30, 2019 and December 31, 2018, respectively. The line and notes are personally guaranteed by the two majority stockholders and are subject to the provisions of an agreement containing the covenants that require the maintenance of certain financial ratios.

Note 7. OPERATING LEASES

In 2015 the Company entered into two twenty-five-year non-cancelable lease agreements for land on which they constructed solar arrays. One lease has fixed annual rent of $2,500. The second lease has annual rent of $2,500 with an annual increase of 2%.

In 2017 the Company entered into a twenty-year non-cancelable lease agreement for land on which they constructed solar arrays. The lease has annual rent of $3,500 with an annual increase of 2%.

In 2018 the Company entered into a twenty-year non-cancelable lease agreement for land on which they constructed solar arrays. The lease has annual rent of $26,000.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

Total rent expense for all of the non-cancelable leases above were $128 and $384 for the quarter ended June 30, 2019 and 2018, respectively.

In 2019 the Company entered into a two two-year non-cancelable lease agreement for equipment used in solar installations. The leases have a combined annual rent of $45,832.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under these leases was $80,509 and $23,380 for the quarter ended June 30, 2019 and 2018, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount

2020	$80,806
2021	54,201
2022	35,236
2023	35,371
2024	35,508
Thereafter	483,777

$724,899

Note 8. PROVISION FOR INCOME TAXES

In connection with the closing of the Business Combination, the Company’s tax status changed from a S corporation to a C corporation. As a result, the Company is responsible for Federal and State income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. The company recorded income tax expense and a deferred tax liability of $1,506,362 as a result of the change in tax status.

The Company’s unaudited statements of operations also present pro-forma income tax expense for periods prior to June 20, 2019 with an effective tax rate of 27.72%.

The Business Combination between Jensyn and Peck Electric Co. and the Company’s recapitalization on June 20, 2019 likely caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. The Company is still preparing a detail analysis to determine if the potential ownership change will have any effect on any federal and state net operating losses and treatment of transaction costs.

The provision for income taxes at June 30, 2019 and 2018 consists of the following:

	2019	2018
Current
Federal	$0	$0
State	0	250

Total Current	0	250

Deferred
Federal	1,141,389	0
State	364,973	0

Total Deferred	$1,506,362	0

Provision for Income Taxes	$1,506,362	$0

The Company’s total deferred tax assets and liabilities at June 30, 2019 are as follows:

2019
Current deferred tax assets (liabilities)
Accruals and reserves	4,157
Property and equipment	(1,510,519)

Net deferred tax asset (liabilities)	$(1,506,362)

Note 9. RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders, who sold the building the Company occupies, lent the proceeds to the majority stockholders who contributed $400,000 of the net proceeds as paid in capital. Debt service on this personal debt comes from the Company in the form of distributions of $4,000 per month to the majority stockholders through April 2022.

In May 2018, a minority stockholder was bought-out by the other stockholders who now owe the Company $250,000 from the stock purchase. This amount is included in the “due from stockholders” value below.

The Company’s majority shareholder loaned $421,070 to the company to help with cash flow needs during the quarter ending June 30, 2019 which is included in the “due to stockholders” value below.

The Company was an S corporation through June 20, 2019, as a result the taxable income of the Company is reported on the owner’s tax returns and they are taxed individually. As a result, the Company has accrued a distribution for taxes of $266,814 to the owners of Peck Electric Co. for the period when the Company was an S corporation, which is included in the “due to stockholders” value below.

The Company performs an equalization of distributions each year based on total distributions to shareholders and their proportional share of those distributions. The amounts below include amounts due to/from stockholders related to the equalization of distributions as of June 30, 2019 and December 31, 2018:

	2019	2018
Due from stockholders consists of unsecured notes from stockholders with interest 2.18%.	$252,858	$252,858

Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at June 30, 2019).	$721,347	$33,463

Note 10. DEFERRED COMPENSATION PLAN

In 2018, the Company adopted a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future salaries under the agreement is $155,000, the net present value of which is $143,768. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays.

Note 11. RISK FACTOR

The Company derives a significant amount of its work from the solar industry. Under current law, the available 30% federal tax solar credits are scheduled to decrease at the end of 2019, declining to a fixed 10% in 2022. The Company may be affected for the foreseeable future by the expiration of these credits. Where this risk factor exists, it is not possible to determine the effects on the future operations of the Company.

Note 12. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

As a result of the Company’s recapitalization, the Company has retrospectively adjusted the weighted average Class A units outstanding prior to June 20, 2019 by multiplying them by the exchange ratio used to determine the number of common shares into which they converted.

	Quarter Ended June 30,
	2019	2018

Numerator:
Net Income (loss)	$(995,642)	$666,347

Denominator:
Weighted average shares outstanding:
Basic	3,480,676	3,234,501
Diluted	3,480,676	3,234,501

Basic income (loss) per share	(0.29)	0.21
Diluted income (loss) per share	(0.29)	0.21

Pro forma C – Corporation Earnings per share:

Numerator
Net Income (loss)	$369,148	$481,636

Denominator:
Weighted average shares outstanding:
Basic	3,480,676	3,234,501
Diluted	3,480,676	3,234,501

Basic income (loss) per share	0.11	0.15
Diluted income (loss) per share	0.11	0.15

The Company has contingent share arrangements and warrants arising from the Business Combination and Jensyn’s IPO as discussed in Footnote 2. The potential issuance of additional stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of stock will be issued. These instruments could result in dilution in future periods. Below is a schedule of the potential shares arising from these contingencies that were excluded from the calculations above:

	Quarter Ended June 30,
	2019	2018
Earnout provision, includes new shares to be issued to former Peck shareholders	898,473	0
Warrants on common stock, from Jensyn’s IPO	2,097,250	0

Note 13. SUBSEQUENT EVENTS

On August 13, 2019 the Company obtained a new revolving line of credit for $2,000,000 to purchase solar development projects prior to construction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the quarter and two quarters ended June 30, 2019 and June 30, 2018 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the years ended December 31, 2018 and 2017.

Forward-Looking Statements

This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. Our future results and financial condition may also differ materially from those that we currently anticipate as a result of the factors described in the sections entitled “Risk Factors” in the filings that we make with the U.S. Securities and Exchange Commission (the “SEC”). Throughout this section, unless otherwise noted, “we,” “us,” “our” and the “Company” refer to The Peck Company Holdings, Inc. and our consolidated subsidiaries.

Business Introduction / Overview

The Peck Company Holdings, Inc., the principal office of which is located in Burlington, Vermont, is one of the largest commercial solar engineering, procurement and construction (“EPC”) companies in the country and is expanding across the Northeastern United States. The Company is a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. The Company’s core values are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, the Company’s Chief Executive Officer, has applied such core values to expand into the solar industry. Today, the Company is guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives.

The world recognizes the need to transition to a reliable, renewable energy grid in the next 50 years. Vermont and Hawaii are leading the way in the U.S. with renewable energy goals of 75% by 2030 and 100% by 2045, respectively. California committed to 100% carbon-free energy by 2045. 29 other states also have renewable energy goals regardless of current Federal solar policy. The Company intends to use near-term incentives to take advantage of long-term, sustainable energy transformation with a commitment to the environment and to its shareholders. Our triple bottom line, which is geared towards people, environment, and profit, has always been our guide since we began installing renewable energy and we intend that it remain our guide over the next 50 years as we construct our energy future.

After installing more than 100 megawatts of solar energy, we believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. As a result of the completion of our business combination with Jensyn Acquisition Corp. (“Jensyn”) on June 20, 2019 (the “Business Combination”), we have now opened our family company to the public market as part of our strategic growth plan. We are expanding across the Northeastern United States to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

We have a three-pronged growth strategy that includes (1) organic expansion across the Northeastern United States, (2) conducting accretive merger and acquisition transactions to expand geographically, and (3) investing into company-owned solar assets.

Equity and Ownership Structure

On June 20, 2019, Jensyn consummated the Business Combination, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Peck Electric Co. (“Peck Electric”) by Jensyn, and in Peck Electric becoming a wholly-owned subsidiary of Jensyn. Jensyn was originally incorporated as a special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Simultaneously with the Business Combination and the Company’s recapitalization, we changed our name to “The Peck Company Holdings, Inc.” Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to The Peck Company Holdings, Inc. and its subsidiaries after June 20, 2019, and “Peck Electric” refers to the business of The Peck Company Holdings, Inc. before June 20, 2019.

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, warranty reserves, inventory valuation, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue from fixed-price and modified fixed-price contracts is recognized on the basis of the Company’s estimates of the percentage of completion of individual contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenue for individual contracts uncompleted at the end of any period is based on the Company’s estimate of the percentage-of-completion applied to total revenue estimated to be realized from the contract. At the time a loss on a contract becomes apparent, a provision is made for the entire amount of the estimated loss if the loss is directly attributed to actions in that year. Revenue for time and materials contracts is recognized currently as the work is performed.

Revisions in cost and profit estimates, during the course of the contract, are reflected in the accounting period in which the facts, which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Contract assets represent revenues recognized in excess of amounts billed on contracts in progress. Contract liabilities represent billings in excess of revenues recognized on contracts in progress.

Union Labor

The Company uses union labor in order to construct and maintain the solar, electric and data work that comprise the core activities of its business. As such, contributions were made by Company to the National Joint Apprenticeship and Training Committee, the National Electrical Benefit Funds, Union Pension Plans and a union Health and Welfare Fund. Each employee contributes monthly to the International Brotherhood of Electrical Workers.

The Company’s management believes that access to unionized labor provides a unique advantage for growth, because workforce resources can be scaled efficiently utilizing labor unions in other states to meet specific project needs in other states without substantially increasing fixed costs for the Company.

Business Insurance / Captive Insurance Group

In 2018, Peck Electric joined a captive insurance group. The Company’s management believes that belonging to a captive insurance group will stabilize business insurance expenses and will lock in lower rates that are not subject to change from year-to-year and instead are based on the Company’s favorable experience modification rate.

Revenue Drivers

The Company’s business includes the design and construction of solar arrays for its customers. Revenue is recognized for each construction project on a percentage of completion basis. From time to time, the Company constructs solar arrays for its own account or purchases a solar array that must still be constructed. In these instances, no revenue is recognized for the construction of the solar array. In instances where the Company owns the solar array, revenue is recognized for the sale of the electricity generated to third parties. As a result, depending on whether it is building for others or for its own account, the Company’s revenue is subject to significant variation.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2019 COMPARED TO THE QUARTER ENDED JUNE 30, 2018

REVENUE AND COST OF GOODS SOLD

Consolidated revenue for the quarter ended June 30, 2019 increased 36.7% to $6.3 million, compared to $4.6 million in the corresponding  period  in 2018.

Gross profit increased 8.0% to $1.5 million for the quarter ended June 30, 2019, compared to $1.4 million in the  corresponding period  in 2018. Gross margin as a percentage of sales was 23.5% for the quarter ended June 30, 2019, compared to 29.7% in the corresponding period in 2018. Lower gross margin for the quarter ended June 30, 2019 was the result of increased material and sub-contractor purchases in the quarter to support planned projects during the Company’s peak season.

Total operating expenses for the quarter ended June 30, 2019 were $0.9 million, or 14.3% of sales, compared to $0.7 million in the corresponding period in 2018, or 14.6% of sales. The increase in operating expenses for the quarter ended June 30, 2019 was the result of higher depreciation relating to equipment and solar arrays, of which the majority was placed into service for the quarter ended June 30, 2019.

Income taxes for the quarter ended June 30, 2019 were $1.5 million compared to the corresponding period of $0 in 2018. The increase in income taxes for the quarter ended June 30, 2019 was the result of a deferred tax allocation resulting from the change in the Company’s corporate structure from an S-corporation to a C-corporation as part of the Business Combination. However, the Company also expects to construct solar arrays for its own account in order to benefit from associated tax advantages.

Backlog for the quarter ended June 30, 2019 was $21.5 million, compared to the corresponding period in 2018 of $7.8 million. The Company expects to realize nearly all of the backlog within the next 12 months.

SELLING AND MARKETING EXPENSES

The Company relies on referrals from customers and on its industry reputation, and therefore has not historically budgeted for selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $488,075 for the quarter ended June 30, 2019, compared to $473,836 for the quarter ended June 30, 2018. As a percentage of revenue, G&A expenses decreased slightly to 7.8% of revenue in the quarter ended June 30, 2019, compared to 10.3% in the quarter ended June 30, 2018. In total dollars, G&A expense increased primarily due to activities related to administrative expenses costs of becoming a public company in the quarter ended June 30, 2019, compared to the quarter ended June 30, 2018.

DEPRECIATION AND AMORTIZATION

Depreciation expenses for the quarter ended June 30, 2019 were $311,053, compared to $199,796 for the quarter ended June 30, 2018. Depreciation expenses increased primarily due to the purchase of additional equipment for the construction of the Company’s  solar array assets compared to the quarter ended June 30, 2018.

OTHER EXPENSES

Other indirect expenses were $413,095 for the quarter ended June 30, 2019, compared to $196,988 for the quarter ended June 30, 2018. Indirect expenses include Company-owned solar array depreciation and salaries associated with Company-owned solar arrays, general warehousing costs, project-related travel and performance related expenses.

NET INCOME

The net loss for the three months ended June 30, 2019 was $995,642, compared to a net profit of $666,347 for the three months ended June 30, 2018. The change was primarily due to the provision for income taxes required after the Company’s change from an S-corporation to a C-corporation as part of the Business Combination.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

REVENUE AND COST OF GOODS SOLD

Consolidated revenue for the six months ended June 30, 2019 increased 12% to $10.1 million, compared to $9.0 million in the corresponding period  in 2018.

Gross profit increased 6.0% to $2.6 million for the six months ended June 30, 2019, compared to $2.0 million in the corresponding period in 2018. Gross margin as a percentage of sales was 25.6%, compared to 22.5% in the corresponding period in 2018. Higher gross margin in the period was the result of decreased material and sub-contractor purchases for the six months ended June 30, 2019 to support planned projects during the Company’s peak season.

Total operating expenses in the six months ended June 30, 2019 were $1.8 million, or 17.3% of sales, compared to $1.2 million in the  corresponding period in 2018, or 13.3% of sales. The increase in operating expenses was the result of higher depreciation relating to equipment and solar arrays, of which the majority was placed into service in the second quarter of 2019.

SELLING AND MARKETING EXPENSES

The Company relies on referrals from customers and on its industry reputation, and therefore has not historically budgeted for selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $1.0 million for the six months ended June 30, 2019, compared to $0.8 million for the quarter ended June 30, 2018. As a percentage of revenue, G&A expenses increased slightly to 10.0% of revenue in the six months ended June 30, 2019, compared to 9.4% in the six months ended June 30, 2018. In total dollars, G&A expense increased primarily due to activities related to administrative expenses and costs of becoming a public company in the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

DEPRECIATION AND AMORTIZATION

Depreciation expenses for the six months ended June 30, 2019 were $311,053, compared to $199,796 for the six months ended June 30, 2018. Depreciation expenses increased primarily due to the purchase of additional equipment for the construction of the Company’s solar array assets compared to the six months ended June 30, 2018.

OTHER EXPENSES

Other indirect expenses were $0.7 million for the six months ended June 30, 2019, compared to $0.4 million for the six months ended June 30, 2018. Indirect expenses include Company-owned solar array depreciation and salaries associated with Company-owned solar arrays, general warehousing costs, project-related travel and performance related expenses.

NET INCOME

The net loss for the six months ended June 30, 2019 was $0.8 million, compared to a net profit of $0.8 million for the six months ended June 30, 2018. The change was primarily due to the provision for income taxes required after the Company’s change from an S-corporation to a C-corporation as part of the Business Combination.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA, Adjusted EBITDA and Earnout Adjusted EBITDA

Included in this presentation are discussions and reconciliations of earnings before interest, income tax and depreciation and amortization (“EBITDA”) and EBITDA adjusted for certain non-cash, non-recurring or non-core expenses (“Adjusted EBITDA”) to net income in accordance with GAAP. Adjusted EBITDA excludes certain non-cash and other expenses, certain legal services costs, professional and consulting fees and expenses, and one-time Business Combination expenses and certain adjustments. We believe that these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures, particularly Adjusted EBITDA, to analyze our performance would have material limitations because such calculations are based on a subjective determination regarding the nature and classification of events and circumstances that investors may find significant. We compensate for these limitations by presenting both the GAAP and non-GAAP measures of our operating results. Although other companies may report measures entitled “Adjusted EBITDA” or similar in nature, numerous methods may exist for calculating a company’s Adjusted EBITDA or similar measures. As a result, the methods that we use to calculate Adjusted EBITDA may differ from the methods used by other companies to calculate their non-GAAP measures.

The reconciliations of EBITDA, Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three months ended June 30,		Two Quarters ended June 30,
	2019	2018	2019	2018
Net income (loss)	(995,642)	666,347	(774,064)	787,793
Depreciation and amortization	160,570	103,467	311,053	199,796
Other (income) expense, net	61,909	27,927	103,546	44,854
Income Tax	1,503,362		1,506,862	250
EBITDA	730,199	797,741	1,147,397	1,032,693
Other costs	99,888	-	165,431	-

Adjusted EBITDA	830,087	797,741	1,312,828	1,032,693

Weighted Average shares outstanding	3,480,676	3,234,501	3,356,916	3,234,501

Adjusted EPS	0.24	0.25	0.39	0.32

Other costs consist of one-time expenses of financial audits and other legal and professional fees associated with the Business Combination.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $25,974 in unrestricted cash at June 30, 2019, as compared to $313,217 at December 31, 2018.

As of June 30, 2019, The Company’s working capital deficit was $399,359, compared to a working capital deficit of $276,258 at December 31, 2018. The Company believes that the aggregate of its existing cash and cash equivalents, including its $1.8 million working capital line of credit, will be sufficient to meet its operating cash requirements for at least the next 12 months.

Certain of the Company’s loan agreements contain a clause requiring lender approval for changes to the guarantor under such agreements. If this clause is implicated, such lenders may require outstanding indebtedness to become immediately due.

Cash flow used in operating activities was $335,001 for the six months ended June 30, 2019, compared to $840,125 of cash provided by operating activities in the six months ended June 30, 2018. The decrease in cash provided by operating activities was primarily the result of the increase in accounts receivable of approximately $2.3 million (due to the increase in revenue of about $1,000,000 over the prior six months), offset by the increase in net income and accounts payable.

Net cash used in investing activities was $91,554 for the six months ended June 30, 2019, compared to $2.6 million used in the six months ended June 30, 2018. This decrease was primarily related to the decreased construction activity relating to Company-owned solar array assets. For the six months ending June 30, 2018, there were two 500 kilowatt solar development projects which incurred costs. One of the projects began in 2017 and was completed in the first quarter of 2018, incurring $550,506 of development costs. The second 500 kilowatt solar development project began in the first quarter of 2018 and was completed in the second quarter of 2018 and incurred $875,000 of development costs in the first quarter of 2018. There were also $2,041 of small equipment purchases in the first quarter of 2018, for a total of $1,427,547 of capitalized solar development costs and equipment purchases. There were no capitalized solar development costs in the first two quarters of 2019, as there were no owned solar projects under construction. There were $33,339 of small equipment purchases in the first six months of 2019.

Net cash provided by financing activities was $287,243 for the six months ended June 30, 2019 compared to $622,701 for the six months ended June 30, 2018. Cash provided by financing activities in the first two quarters of 2019 consisted of funds received as proceeds from long-term debt and was partially offset by principal payments for equipment notes and capital leases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in conjunction with a business combination that will provide additional resources.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2019.

THE PECK COMPANY HOLDINGS, INC.

By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael DuPont
Michael DuPont
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

