Form 10-Q
period 2019-09-30
PECK Co HOLDINGS, INC.
filed 2019-11-19
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

YES [  ] NO [X]

The number of shares of the registrant’s common stock outstanding as of November 18, 2019 was 5,555,958.

THE PECK COMPANY HOLDINGS, INC.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

The Peck Company Holdings, Inc.

Condensed Balance Sheets (Unaudited)

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash	$28,700	$313,217
Accounts receivable, net of allowance	7,157,760	2,054,413
Costs and estimated earnings in excess of billings	3,427,990	718,984
Due from stockholders	0	2,858
Other current assets	210,852	0
Total current assets	10,825,302	3,089,472

Property and equipment:
Building and improvements	672,727	666,157
Vehicles	1,283,364	1,147,371
Tools and equipment	517,601	493,760
Solar arrays	6,386,025	6,386,025
	8,859,717	8,693,313
Less accumulated depreciation	(2,037,996)	(1,571,774)
	6,821,721	7,121,539
Other Assets:
Captive insurance investment	140,875	80,823
Due from stockholders	0	250,000
Cash surrender value - life insurance	279,219	224,530
	420,094	555,353
Total assets	$18,067,117	$10,766,364

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,580,982	$1,495,785
Accrued expenses	289,002	236,460
Billings in excess of costs and estimated earnings on uncompleted contracts	826,012	180,627
Accrued losses on contract in progress	0	9,128
Due to stockholders	442,489	33,463
Line of credit	5,000,000	972,524
Current portion of deferred compensation	27,057	27,057
Current portion of long-term debt	443,453	410,686
Total current liabilities	10,608,995	3,365,730

Long-term liabilities:
Deferred compensation, net of current portion	96,546	116,711
Deferred tax liability	1,527,311	0
Long-term debt, net of current portion	2,076,750	2,212,885
	3,700,507	2,329,596
Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.0001 par value 1,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock - $0.0001 par value 49,000,000 shares authorized, 5,474,695 shares issued and outstanding and 3,234,301 shares issued and outstanding as of September 30, 2019 and December 31, 2018	547	323
Additional paid-in capital	423,306	552,630
Retained earnings	3,333,762	4,518,085
	3,757,615	5,071,038
	$18,067,117	$10,766,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Peck Company Holdings, Inc.

Condensed Statements of Operations (Unaudited)

For the three months and nine months ended September 30, 2019 and 2018

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018

Earned revenue	$11,749,580	$3,991,209	21,878,170	$13,023,359
Cost of earned revenue	10,308,936	2,885,146	17,846,681	9,882,268
Gross profit	1,440,644	1,106,063	4,031,489	3,141,091

Warehousing and other operating expenses	294,154	182,193	1,034,965	534,279
General and administrative expenses	967,196	380,153	1,980,886	1,225,948
Total operating expenses	1,261,350	562,346	3,015,851	1,760,227
Operating income	179,294	543,717	1,015,638	1,380,864

Other expenses
Interest expense	(54,671)	(49,785)	(158,217)	(91,639)

Income before income taxes	124,623	496,932	857,421	1,289,225
Provision for income taxes	48,468	0	1,555,330	250

Net income (loss)	$76,155	$496,932	$(697,909)	$1,288,975

Weighted average shares outstanding:
Basic	5,474,695	3,234,501	4,071,497	3,234,501
Diluted	5,474,695	3,234,501	4,071,497	3,234,501

Income (loss) per common share:
Basic	$0.01	$0.15	$(0.17)	$0.40
Diluted	$0.01	$0.15	$(0.17)	$0.40

PRO FORMA (C-corporation basis) (Note 1m)
Income tax expense	$48,468	$137,750	$237,677	$357,373
Net Income	76,155	359,182	619,744	931,852

Weighted average shares outstanding
Basic	5,474,695	3,234,501	4,071,497	3,234,501
Diluted	5,474,695	3,234,501	4,071,497	3,234,501

Income (loss) per common share:
Basic	$0.01	$0.11	$0.15	$0.29
Diluted	$0.01	$0.11	$0.15	$0.29

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Peck Company Holdings, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

September 30, 2019

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2019	3,234,501	$323	$552,630	$4,518,085	$5,071,038

Cash distributions to stockholders in 2019 prior to June 20	0	0	0	(486,414)	(486,414)

Conversion of Rights to common shares	420,712	42	0	0	42

Combination with Peck Electric Co.	1,819,482	182	(182)	0	0

Recapitalization costs	0	0	(128,918)	0	(128,918)

Net (loss)	0	0	0	(774,064)	(774,064)

Ending Balance, June 30, 2019	5,474,695	547	423,530	3,257,607	3,681,684

Recapitalization costs	0	0	(224)

Net Income				76,155	76,155
Ending Balance, September 30, 2019	5,474,695	$547	$423,306	$3,333,762	$3,757,615

The Peck Company Holdings, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

September 30, 2018

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2018	200	$6,000	$546,953	$3,955,942	$4,508,895

Net income	0	0	0	787,793	793,793

Ending Balance, June 30, 2018	200	6,000	546,953	4,743,735	5,296,688

Net Income				496,932	496,932
Ending Balance, September 30, 2018	200	$6,000	$546,953	$5,240,667	$5,793,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Peck Company Holdings, Inc.

Condensed Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net (loss) income	$(697,909)	$1,288,975

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	466,222	296,125
Provision for deferred income taxes	1,527,311	0

Changes in operating assets and liabilities:
Accounts receivable	(5,103,347)	391,852
Prepaid expenses	(210,852)	(63,340)
Costs and estimated earnings in excess of billings	(2,709,006)	404,099
Cash surrender value - life insurance	(54,689)	0
Accounts payable	2,085,197	(1,290,484)
Accrued expenses	52,542	(176,957)
Billings in excess of costs and estimated earnings on uncompleted contracts	645,385	(254,183)
Accrued losses on contract in progress	(9,128)	0
Due to stockholders	438,070	0
Deferred compensation	(20,165)	0
Net cash (used in) provided by operating activities	(3,590,369)	596,087

Cash flows from investing activities:
Purchase of solar arrays and equipment	(39,243)	(2,587,041)
Loan to stockholder	(43,000)	(250,000)
Investment in captive insurance	(60,063)	(43,340)
Net cash used in investing activities	(142,295)	(2,880,381)

Cash flows from financing activities:
Net borrowings on line of credit	4,027,476	1,233,836
Proceeds from long-term debt	0	645,525
Payments of long-term debt	(230,629)	0
Recapitalization costs paid	(129,100)	0
Stockholder distributions paid	(219,600)	(137,494)
Net cash provided by financing activities	3,448,147	1,741,867
Net decrease in cash	(284,517)	(542,427)
Cash, beginning of period	313,217	760,781
Cash, end of period	$28,700	$218,354

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest	$158,217	$91,639
Income taxes	5,859	250
Supplemental disclosure of non-cash investing and financing activities

2019
Four vehicles were purchased and financed for $127,161.
The Company accrued S-corporation distributions which have not been paid of $266,814.

2018
One vehicle was purchased and financed for $39,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Peck Company Holding, Inc.

Notes to Condensed Financial Statements

Note 1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a) Organization

The Peck Company Holdings, Inc. is a solar engineering, construction and procurement contractor for commercial and industrial customers across the Northeastern United States. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in South Burlington, Vermont.

On February 26, 2019, Peck Electric Co. (also referred to herein as the “Former Peck Company Holdings, Inc.”), a privately held company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Jensyn Acquisition Corp. (“Jensyn”), a publicly held company whose primary business objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination (the “Merger”), with one or more target businesses (a special purpose acquisition company or “SPAC”). On June 20, 2019, with the approval of the stockholders of each of Peck Electric Co. and Jensyn, the Merger was completed. In connection with the Merger, Jensyn issued 3,234,501 shares of Jensyn’s common stock, par value $0.0001 per share (the “Common Stock”), to the stockholders of the Peck Electric Co. in exchange for all of the equity securities of Peck Electric Co., and Peck Electric Co. became a wholly-owned subsidiary of Jensyn. While Jensyn was the surviving legal entity, Former Peck Company Holdings, Inc. was deemed the acquiring entity for accounting purposes. Concurrent with the completion of the Merger, Jensyn changed its name from “Jensyn Acquisition Corp.” to “The Peck Company Holdings, Inc.” and the symbol for its common stock traded on Nasdaq became “PECK”. Unless the context otherwise requires, “we,” “us,” “our,” “Peck Company” and the “Company” refer to the combined company.

b) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

As a SPAC, Jensyn had substantially no business operations prior to June 20, 2019. For financial accounting and reporting purposes, the Merger was accounted for as a “reverse spinoff” in accordance with U.S. GAAP. Under this method of accounting, Jensyn was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Peck Electric Co. stockholders having a majority of the voting power of the combined company, Peck Electric Co. comprising the ongoing operations of the combined entity, Peck Electric Co. comprising a majority of the governing body of the combined company, and Peck Electric Co.’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Peck Electric Co. issuing stock for the net assets and equity of Jensyn, consisting of $0 assets, accompanied by a Recapitalization. The net assets of Jensyn were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to June 20, 2019, the date of completion of the Merger, are those of Peck Electric Co.

Prior to June 20, 2019, Peck Electric Co. was a “pass-through” (S-corporation) entity for income tax purposes and had no material income tax accounting reflected in its financial statements for financial reporting purposes, since taxable income and deductions were “passed through” to Peck Electric Co.’s stockholders. Jensyn is a taxable C-corporation for income tax purposes. As a result of the acquisition by Jensyn, the consolidated company is now a taxable C-corporation. The financial statements of the Company now account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income taxes.

Since Jensyn had substantially no business operations as a SPAC, its limited accounting policies were not in conflict with those of Peck Electric Co. The consolidated Company uses the accounting policies of Peck Electric Co. as described in Note 1 to Peck Electric Co.’s audited financial statements as of and for the year ended December 31, 2018. There have been no material changes to these accounting policies, except for the adoption of an accounting policy for income taxes in the second quarter of 2019 and an updated accounting policy for earnings per share.

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

At the time a loss on a contract becomes apparent, a provision is made for the entire amount of the estimated loss in that period.

Revenue for time and materials contracts is recognized as the work is performed. Revenue from net metering credits is recorded as electricity is generated from the solar arrays and paid by the off-takers.

e) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the condensed balance sheet net of the allowance for doubtful accounts. The allowance, which was $15,000 at September 30, 2019 and December 31, 2018, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

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

Total depreciation expense for the three months ended September 30, 2019 and September 30, 2018 is $155,169 and $96,329, respectively. Total depreciation expense for the nine months ended September 30, 2019 and September 30, 2018 is $466,222 and $296,125, respectively.

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

i) Captive Insurance

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (“NCL”). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder of NCL has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder of NCL represents a single and equal vote on NCL’s board of directors.

Summary financial information on NCL as of September 30, 2018 is:

Total assets	$46,647,571
Total liabilities	$22,762,283
Comprehensive income	$3,991,828

NCL’s fiscal year end is September 30, 2019. However, finalized financial information for the most recent fiscal year is not available at this time. Therefore amounts represent balances and activities through and for the years ending September 30, 2018.

As part of the investment in NCL, the Company provided $43,340 as cash security in 2018 and an additional $58,215 in 2019. The captive insurance equity of 140,875 consists of $36,000 of capital, $101,555 of cash security and $3,320 of investment income in excess of losses (incurred and reserves).

j) Asset Retirement Obligations

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and they capitalize the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore not recorded as a liability at September 30, 2019 and December 31, 2018.

k) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At September 30, 2019 and December 31, 2018, the Company’s uninsured balances were $0 and $457,422, respectively.

l) Defined Contribution Pension Plan

The Company has a union contract under which the union and administrative employees are covered by the union’s defined contribution pension plan which has no expiry date. Pension costs include current service costs, which are based on hours worked, or a percentage of gross wages. Total pension expense for the three months ending September 30, 2019 and September 30, 2018 is $141,554 and $82,638, respectively. Total pension expense for the nine months ending September 30, 2019 and December 31, 2018 is $287,811 and $300,962, respectively.

m) Income Taxes

Through June 20, 2019 (the date of the completion of the Merger), the Former Peck Company Holdings, Inc. had elected to be taxed as an S-corporation under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to Former Peck Company Holdings, Inc. stockholders. Accordingly, no provision for federal income tax was required. The provision for income taxes for Former Peck Company Holdings, Inc. was primarily for Vermont minimum taxes. As of the date of the completion of the Merger, the Company effectively became a C-corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the change.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are all classified as long-term as adopted under Accounting Standards Update (“ASU”) 2015-17.

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

o) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, specifically percentage-of-completion. Actual results could differ from those estimates.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classifications affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. This standard is effective for the Company’s annual reporting period beginning in 2020 and interim periods beginning first quarter of 2021. The Company is evaluating the impact that ASU 2016-02 will have on its financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an emerging growth company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The standard allows the use of retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the impact that ASU 2014-09 will have on its financial statements and associated disclosures. We expect to utilize the modified retrospective transition method but our evaluation is still currently in process.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. The update will replace the current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognitions of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. As an emerging growth company, the standard is effective for the Company’s 2021 annual reporting period and interim periods beginning first quarter of 2022. The Company is evaluating the impact that ASU 2016-13 will have on its financial statements and associated disclosures.

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

Note 2. STOCK EXCHANGE AGREEMENT/MERGER

As discussed in Note 1, on June 20, 2019, the Company consummated the Merger pursuant to the Exchange Agreement between Jensyn and Peck Electric Co. The materials actions arising from the agreement are outlined below:

a) Exchange of Shares

Upon the closing of the Merger, the stockholders of Peck Electric Co. exchanged their shares of capital stock in Peck Electric Co. for 3,234,501 shares of Jensyn’s Common Stock (the “Share Exchange”), representing approximately 59% of Jensyn’s outstanding shares after giving effect to the Merger. As a result of the Share Exchange, Peck Electric became a wholly owned subsidiary of the Company.

Upon the closing of the Merger and after giving effect to the issuances of Common Stock and the conversion of 4,194,500 rights to purchase Common Stock into 419,450 shares of Common Stock. In addition, 1,819,482 shares of the Company were issued to Jensyn shareholders upon the closing of the Merger.

b) Earnout

In the event that the Company’s Adjusted EBITDA (as defined in the Exchange Agreement) for the twelve month period from July 1, 2019 through June 30, 2020 (the “Earnout Period”) is $5,000,000 or more (the “Adjusted EBITDA Target”) or the closing price of the Company’s Common Stock is $12.00 or more per share at any time during the Earnout Period (the “Stock Price Target”), then the Company shall issue 898,473 shares of the Company’s Common Stock to the original Peck Electric Co. stockholders and issue to certain of the initial stockholders of the Company a number of shares of the Company’s Common Stock equal to the number of shares of the Company’s Common Stock forfeited by such stockholders to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the closing of the Merger, as described below under “Issuance of Additional Shares and Forfeiture of Sponsor Shares.”

c) Transaction Costs

Transaction costs of $129,100 have been recorded as a cost of equity for the accounting acquirer’s transactions costs and costs related to effectuating the reverse recapitalization which is an equity transaction.

Note 3. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2019	December 31, 2018

Accounts receivable - contracts in progress	$6,694,887	$1,672,900
Accounts receivable - retainage	477,873	396,513
	7,172,760	2,069,413
Allowance for doubtful accounts	(15,000)	(15,000)

Total	$7,157,760	$2,054,413

Bad debt expense was $0 for September 30, 2019 and 2018, respectively.

Note 4. CONTRACTS IN PROGRESS

Information with respect to contracts in progress is as follows:

	September 30, 2019	December 31, 2018

Expenditures to date on uncompleted contracts	$16,793,793	$5,870,664
Estimated earnings thereon	3,657,106	1,760,940
	20,450,899	7,631,604
Less billings to date	(17,848,921)	(7,162,505)
	2,601,978	469,099
Plus under billings remaining on contracts 100% complete	0	69,258

Total	$2,601,978	$538,357

Included in accompanying balance sheets under the following captions:

	September 30, 2019	December 31, 2018

Cost and estimated earnings in excess of billings	$3,427,990	$718,984
Billings in excess of costs and estimated earnings on uncompleted contracts	(826,012)	(180,627)

	$2,601,978	$538,357

Note 5. CASH SURRENDER VALUE - LIFE INSURANCE

The Company has purchased life insurance contracts on key employees as an investment. The cash surrender value of these contracts was $279,219 and $224,530 as of September 30, 2019 and December 31, 2018, respectively.

Note 6. LONG-TERM DEBT

A summary of long-term debt is as follows:

	September 30, 2019	December 31, 2018

NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$732,997	$0

NBT Bank, National Association, 4.00% interest rate, secured by all business assets, payable in monthly installments of $12,070 through January 2021.	187,683	0

NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	281,391	0

NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	253,321	0

NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	486,137	0

NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	117,792	139,416

Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	356,752	389,575

National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/20 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	104,030	120,131

Community Bank, N.A. Loan paid in full through refinance	0	1,974,449

	2,520,103	2,623,571
Less current portion	(443,453)	(410,686)

	$2,076,650	$2,212,885

Maturities of long-term debt are as follows:

Year ending September 30:	Amount

Remainder of 2019	$122,602
2020	426,254
2021	305,890
2022	303,825
2023	236,946
2024 and	1,124,586

$2,520,103

Note 7. LINE OF CREDIT

The Company had a line of credit with Community Bank, N.A., with a limit of $2,100,000 and a variable interest rate of prime plus .5% (6.00% at June 30, 2019), which was paid in full on September 17, 2019. The balance outstanding at December 31, 2018 was $972,524. The line and former Community Bank, N.A. notes were personally guaranteed by the two majority stockholders and were subject to the provisions of an agreement containing the covenants that require the maintenance of certain financial ratios.

The Company has a working capital line of credit with NBT Bank with a limit of $3,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 5.50%. The maturity date is September 2020. The balance outstanding at September 30, 2019 was $3,000,000 which includes expected cash overdrafts of approximately $650,000. Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and it and is subject to certain financial covenants.

The Company has a line of credit with NBT Bank with a limit of $2,000,000 to fund the development of certain solar arrays. The line has a variable interest rate based on the Wall Street Journal Prime rate, currently 5.50%. The maturity date is September 2020. The balance outstanding at September 30, 2019 was $2,000,000. The line is secured by all business assets and is subject to certain financial covenants.

Note 8. OPERATING LEASES

In 2015, the Company entered into two twenty-five-year non-cancelable lease agreements for land on which they constructed solar arrays. One lease has fixed annual rent of $2,500. The second lease has annual rent of $2,500 with an annual increase of 2%.

In 2017, the Company entered into a twenty-year non-cancelable lease agreement for land on which they constructed solar arrays. The lease has annual rent of $3,500 with an annual increase of 2%.

In 2018, the Company entered into a twenty-year non-cancelable lease agreement for land on which they constructed solar arrays. The lease has annual rent of $26,000.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

In 2019 the Company entered into a two two-year non-cancelable lease agreement for equipment used in solar installations. The leases have a combined annual rent of $45,832.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under these leases was $135,633 and $53,549 for the quarter ended September 30, 2019 and 2018, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount

Remainder of 2019	$59,561
2020	80,806
2021	54,201
2022	35,236
2023	35,371
2024	35,508
Thereafter	483,777

$784,460

Note 9. PROVISION FOR INCOME TAXES

In connection with the closing of the Merger, the Company’s tax status changed from an S-corporation to a C-corporation. As a result, the Company is responsible for federal and state income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination, U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. The Company recorded income tax expense and a deferred tax liability of $1,506,362 as a result of the change in tax status during the nine months ended September 30, 2019.

The Company’s unaudited statements of operations also present pro-forma income tax expense for periods prior to June 20, 2019 with an effective tax rate of 27.72%.

The Merger between Jensyn and Peck Electric Co. and the Company’s recapitalization on June 20, 2019 caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. The Company is still preparing a detail analysis to determine if the potential ownership change will have any effect on any federal and state net operating losses and treatment of transaction costs.

The provision for income taxes at September 30, 2019 and 2018 consists of the following:

	2019	2018
Current
Federal	$21,660	$0
State	6,359	250

Total Current	28,019	250

Deferred
Federal	1,157,262	0
State	370,049	0

Total Deferred	$1,527,311	0

Provision for Income Taxes	$1,555,330	$0

The Company’s total deferred tax assets and liabilities at September 30, 2019 are as follows:

2019
Current deferred tax assets (liabilities)
Accruals and reserves	4,157
Property and equipment	(1,531,468)

Net deferred tax liabilities	$(1,527,311)

Note 10. RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company occupies, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. Debt service on this personal debt comes from the Company in the form of distributions of $4,000 per month to the majority stockholders through April 2022.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders” value below at December 31, 2018. At September 30, 2019, the amount is included in the “due to stockholders” value below as there is a right to offset.

The Company’s majority stockholder loaned $438,070 to the Company to help with cash flow needs during the quarter ending September 30, 2019 which is included in the “due to stockholders” value below.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is reported on the owner’s tax returns and they are taxed individually. As a result, the Company has accrued a distribution for taxes of $266,814 to the owners of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders” value below.

The Company performs an equalization of distributions each year based on total distributions to shareholders and their proportional share of those distributions. The amounts below include amounts due to/from stockholders related to the equalization of distributions as of September 30, 2019 and December 31, 2018:

	2019	2018
Due from stockholders consists of unsecured notes from stockholders with interest 2.18%.	$0	$252,858

Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at September 30, 2019).	$442,489	$33,463

Note 11. DEFERRED COMPENSATION PLAN

In 2018, the Company adopted a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future salaries under the agreement is $155,000, the net present value of which is $123,603. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays.

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

As a result of the Merger, the Company has retrospectively adjusted the weighted average of shares of common stock outstanding prior to June 20, 2019 by multiplying them by the exchange ratio used to determine the number of shares of common stock into which they converted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net Income (loss)	$76,155	$496,932	$(697,909)	$1,288,975

Denominator:
Weighted average shares outstanding:
Basic	5,474,695	3,234,501	4,071,497	3,234,501
Diluted	5,474,695	3,234,501	4,071,497	3,234,501

Basic income (loss) per share	0.01	0.15	(0.17)	0.40
Diluted income (loss) per share	0.01	0.15	(0.17)	0.40

Pro forma C-corporation Earnings per share:

Numerator
Net Income	$76,155	$359,182	$619,744	$931,852

Denominator:
Weighted average shares outstanding:
Basic	5,474,695	3,234,501	4,071,497	3,234,501
Diluted	5,474,695	3,234,501	4,071,497	3,234,501

Basic income per share	0.01	0.11	0.15	0.29
Diluted income per share	0.01	0.11	0.15	0.29

The Company has contingent share arrangements and warrants arising from the Merger and Jensyn’s IPO as discussed in Note 2. The potential issuance of additional stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of stock will be issued. These instruments could result in dilution in future periods. Below is a schedule of the potential shares arising from these contingencies that were excluded from the calculations above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Earnout provision, includes new shares of common stock to be issued to former Peck Electric Co. shareholders	898,473	0	898,473	0
Warrants to purchase common stock, from Jensyn’s IPO	2,097,250	0	2,097,250	0

Note 13. COMMITMENTS

On September 26, 2019, the Company entered into an agreement to issue 81,263 shares of Common Stock, valued at an aggregate of $400,000, as commitment shares in consideration for entering into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 and September 30, 2018 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2018.

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

Business Introduction / Overview

The Peck Company Holdings, Inc., the principal office of which is located in Burlington, Vermont, is one of the largest commercial solar engineering, procurement and construction (“EPC”) companies in the country and is expanding across the Northeastern United States (“U.S.”). The Company is a second-generation family business founded under the name Peck Electric Co. (“Peck Electric”) in 1972 as a traditional electrical contractor. The Company’s core values are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, the Company’s Chief Executive Officer, has applied such core values to expand into the solar industry. Today, the Company is guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives.

The world recognizes the need to transition to a reliable, renewable energy grid in the next 50 years. Vermont and Hawaii are leading the way in the U.S. with renewable energy goals of 75% by 2032 and 100% by 2045, respectively. California committed to 100% carbon-free energy by 2045. The majority of the other states in the U.S. also have renewable energy goals regardless of current Federal solar policy. We are a member of Renewable Energy Vermont, an organization that advocates for clean, practical and renewable solar energy. The Company intends to use near-term incentives to take advantage of long-term, sustainable energy transformation with a commitment to the environment and to its shareholders. Our triple bottom line, which is geared towards people, environment, and profit, has always been our guide since we began installing renewable energy and we intend that it remain our guide over the next 50 years as we construct our energy future.

After installing more than 125 megawatts of solar energy, we believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. As a result of the completion of our business combination transaction with Jensyn Acquisition Corp. (“Jensyn”) on June 20, 2019, pursuant to which we acquired Peck Electric Co. (the “Merger”), we have now opened our family company to the public market as part of our strategic growth plan. We are expanding across the Northeastern U.S. to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

We have a three-pronged growth strategy that includes (1) organic expansion across the Northeastern United States, (2) conducting accretive merger and acquisition transactions to expand geographically, and (3) investing into company-owned solar assets.

Equity and Ownership Structure

On June 20, 2019, Jensyn consummated the Recapitalization, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Peck Electric by Jensyn, and in Peck Electric becoming a wholly-owned subsidiary of Jensyn. Jensyn was originally incorporated as a special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Recapitalization. Simultaneously with the Merger, we changed our name to “The Peck Company Holdings, Inc.” We conduct all of our business operations exclusively through our wholly-owned subsidiary, Peck Electric. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to The Peck Company Holdings, Inc. and its subsidiaries after June 20, 2019, and “Peck Electric” refers to the business of Peck Electric before June 20, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, valuations of non-cash capital stock issuances and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue from fixed-price and modified fixed-price contracts is recognized on the basis of the Company’s estimates of the percentage of completion of individual contracts, measured by the percentage of costs incurred to date to estimated total costs for each contract. Revenue for individual contracts uncompleted at the end of any period is based on the Company’s estimate of the percentage-of-completion applied to total revenue estimated to be realized from the contract. At the time a loss on a contract becomes apparent, a provision is made for the entire amount of the estimated loss. Revenue for time and materials contracts is recognized currently as the work is performed.

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

Union Labor

The Company uses union labor in order to construct and maintain the solar, electric and data work that comprise the core activities of its business. As such, contributions were made by Company to the National Joint Apprenticeship and Training Committee, the National Electrical Benefit Funds, Union Pension Plans and a union Health and Welfare Fund. Each employee contributes monthly to the International Brotherhood of Electrical Workers, contract expires May 31, 2022.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

REVENUE AND COST OF GOODS SOLD

Consolidated revenue for the three months ended September 30, 2019 increased 194% to $11.7 million, compared to $3.9 million in the corresponding period in 2018.

Gross profit increased 30.2% to $1.4 million for the three months ended September 30, 2019, compared to $1.1 million in the corresponding period in 2018. Gross margin as a percentage of sales was 12.30% for the three months ended September 30, 2019, compared to 27.7% in the corresponding period in 2018. Lower gross margin for the three months ended September 30, 2019 was the result of increased material costs driven by market demand in the quarter during the Company’s peak season.

Total operating expenses for the three months ended September 30, 2019 were $1.26 million, or 10.7% of sales, compared to $0.6 million in the corresponding period in 2018, or 14.1% of sales. The increase in operating expenses for the three months ended September 30, 2019 was the result of higher depreciation relating to equipment and solar arrays, of which the majority was placed into service for the three months ended September 30, 2019.

Income taxes for the three months ended September 30, 2019 were $48,468 compared to the corresponding period of $250 in 2018.

Backlog for the three months ended September 30, 2019 was $16 million, compared to the corresponding period in 2018 of $9.25 The Company expects to realize nearly all of the backlog within the next 12 months.

SELLING AND MARKETING EXPENSES

The Company relies on referrals from customers and on its industry reputation, and therefore has not historically budgeted for selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $967,196 for the three months ended September 30, 2019, compared to $380,153 for the three months ended September 30, 2018. As a percentage of revenue, G&A expenses decreased slightly to 8.2% of revenue in the three months ended September 30, 2019, compared to 9.5% in the three months ended September 30, 2018. In total dollars, G&A expense increased primarily due to activities related to administrative expenses costs of becoming a public company as well as supporting infrastructure expansion in the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

DEPRECIATION AND AMORTIZATION

Depreciation expenses for the three months ended September 30, 2019 were $155,169, compared to $96,329 for the three months ended September 30, 2018. Depreciation expenses increased primarily due to the purchase of additional equipment for the construction of the Company’s solar array assets compared to the three months ended September 30, 2018.

OTHER EXPENSES

Warehousing and other operating expenses were $294,154 for the three months ended September 30, 2019, compared to $182,193 for the three months ended September 30, 2018. Warehousing and other operating expenses include Company-owned solar array depreciation and salaries associated with Company-owned solar arrays, general warehousing costs, project-related travel and performance related expenses.

NET INCOME

The net income for the three months ended September 30, 2019 was $76,155, compared to a net profit of $496,932 for the three months ended September 30, 2018. The change was primarily due to a lower profit margin generated as a result of purchasing the development rights for several future projects.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018

REVENUE AND COST OF GOODS SOLD

Consolidated revenue for the nine months ended September 30, 2019 increased 68% to $21.9 million, compared to $13.0 million in the corresponding period in 2018.

Gross profit increased 28% to $4.0 million for the nine months ended September 30, 2019, compared to $3.1 million in the corresponding period in 2018. Gross margin as a percentage of sales was 18.4%, compared to 24.1% in the corresponding period in 2018. Lower gross margin in the period was the result of increased material costs driven by market demand during the third quarter during the Company’s peak season.

Total operating expenses in the nine months ended September 30, 2019 were $3.0 million, or 13.8% of sales, compared to $1.8 million in the corresponding period in 2018, or 13.5% of sales. The increase in operating expenses was the result of higher depreciation relating to equipment and solar arrays, of which the majority was placed into service in the second quarter of 2019.

SELLING AND MARKETING EXPENSES

The Company relies on referrals from customers and on its industry reputation, and therefore has not historically budgeted for selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $2.0 million for the nine months ended September 30, 2019, compared to $1.2 million in the corresponding period in 2018. As a percentage of revenue, G&A expenses decreased slightly to 9.1% of revenue in the nine months ended September 30, 2019, compared to 9.4% in the nine months ended September 30, 2018. In total dollars, G&A expense increased primarily due to activities related to administrative expenses and costs of becoming a public company as well as supporting infrastructure expansion in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

DEPRECIATION AND AMORTIZATION

Depreciation expenses for the nine months ended September 30, 2019 were $466,222, compared to $296,125 for the nine months ended September 30, 2018. Depreciation expenses increased primarily due to the purchase of additional equipment for the construction of the Company’s solar array assets compared to the nine months ended September 30, 2018.

OTHER EXPENSES

Warehousing and other operating expenses were $1.0 million for the nine months ended September 30, 2019, compared to $0.5 million for the nine months ended September 30, 2018. Warehousing and other operating expenses include Company-owned solar array depreciation and salaries associated with Company-owned solar arrays, general warehousing costs, project-related travel and performance related expenses.

NET INCOME

The net loss for the nine months ended September 30, 2019 was $0.7 million, compared to a net income of $1.3 million for the nine months ended September 30, 2018. The change was primarily due to the provision for income taxes required after the Company’s change from an S-corporation to a C-corporation as part of the Merger. In addition, the Company has purchased the development rights for several future projects and continues to evaluate the use in alignment with its short and long term strategy.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA, Adjusted EBITDA and Earnout Adjusted EBITDA

Included in this presentation are discussions and reconciliations of earnings before interest, income tax and depreciation and amortization (“EBITDA”) and EBITDA adjusted for certain non-cash, non-recurring or non-core expenses (“Adjusted EBITDA”) to net income in accordance with GAAP. Adjusted EBITDA excludes certain non-cash and other expenses, certain legal services costs, professional and consulting fees and expenses, and one-time Merger expenses and certain adjustments. We believe that these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

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

The reconciliations of EBITDA, Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$76,155	$496,932	$(697,909)	$1,288,975
Depreciation and amortization	155,169	96,329	466,222	296,125
Other (income) expense, net	54,671	46,785	158,217	91,639
Income Tax	48,468	0	1,555,330	250
EBITDA	334,643	640,046	1,481,860	1,676,989
Other costs	78,388	0	243,819	0

Adjusted EBITDA	413,031	640,046	1,725,679	1,676,989

Weighted Average shares outstanding	5,474,695	3,234,501	4,071,497	3,234,501

Adjusted EPS	0.08	0.20	0.42	0.52

Other costs consist of one-time expenses of financial audits and other legal and professional fees associated with the Merger.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $28,700 in cash at September 30, 2019, as compared to $313,217 at December 31, 2018.

As of September 30, 2019, The Company’s working capital deficit was $76,693, compared to a working capital deficit of $276,258 at December 31, 2018. The Company believes that the aggregate of its existing cash and cash equivalents will be sufficient to meet its operating cash requirements for at least the next 12 months.

Certain of the Company’s loan agreements contain a clause requiring lender approval for changes to the guarantor under such agreements. If this clause is implicated, such lenders may require outstanding indebtedness to become immediately due.

Cash flow used in operating activities was $3,590,369 for the nine months ended September 30, 2019, compared to $596,087 of cash provided by operating activities in the nine months ended September 30, 2018. The decrease in cash provided by operating activities was primarily the result of the increase in accounts receivable of approximately $5.1 million and the increase in costs and estimated earnings in excess of billings of $2.7 million, offset by the net loss and increase in accounts payable.

Net cash used in investing activities was $142,295 for the nine months ended September 30, 2019, compared to $2,880,381 used in the nine months ended September 30, 2018. This decrease was primarily related to the decreased construction activity relating to Company-owned solar array assets. For the nine months ending September 30, 2018, there were two 500 kilowatt solar development projects which incurred costs. One of the projects began in 2017 and was completed in the first quarter of 2018, incurring $550,506 of development costs. The second 500 kilowatt solar development project began in the first quarter of 2018 and was completed in the second quarter of 2018 and incurred $875,000 of development costs in the first quarter of 2018. There were also $2,041 of small equipment purchases in the first quarter of 2018, for a total of $1,427,547 of capitalized solar development costs and equipment purchases. There were no capitalized solar development costs in the first three quarters of 2019, as there were no owned solar projects under construction. There were $39,243 of small equipment purchases in the first nine months of 2019.

Net cash provided by financing activities was $3,448,147 for the nine months ended September 30, 2019 compared to $1,741,867 for the nine months ended September 30, 2018. Cash provided by financing activities in the first three quarters of 2019 consisted of funds received as proceeds from line of credit increase and was partially offset by principal payments for equipment notes.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in conjunction with a business combination that will provide additional resources.

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2019, the Company entered into an agreement to issue 81,263 shares of Common Stock, valued at an aggregate of $400,000, as commitment shares in consideration for entering into a purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC. Such shares were not registered under the Securities Act in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association

10.3	Commercial Guaranty, dated September 17, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of November, 2019.

THE PECK COMPANY HOLDINGS, INC.

By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association

10.3	Commercial Guaranty, dated September 17, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

