Form 10-K
period 2019-12-31
PECK Co HOLDINGS, INC.
filed 2020-04-14
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common Stock, Par Value $0.001 (Title of class)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES [  ] NO [X]

The aggregate market value of the Common Stock held by non-affiliates as of June 28, 2019 was $38.3 million.

The number of shares of the Registrant’s Common Stock outstanding as April 14, 2020 was 5,298,159.

PART I

Item 1. Business.

Forward-looking Statements

Statements in this Annual Report on Form 10-K that are not historical facts constitute forward-looking statements. Examples of forward-looking statements include statements relating to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, and may include certain assumptions that underlie forward-looking statements. Risks and uncertainties that may affect our future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report.

These risks and uncertainties include but are not limited to:

●	the impact of the COVID-19 pandemic on our business;
●	our limited operating history;
●	our ability to raise additional capital to meet our objectives;
●	our ability to compete in the solar power industry;
●	our ability to sell solar power systems;
●	our ability to arrange financing for our customers;
●	government incentive programs related to solar energy;
●	our ability to increase the size of our company and manage growth;
●	our ability to acquire and integrate other businesses;
●	disruptions to our supply chain from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;
●	our ability or inability to attract and/or retain competent employees;
●	relationships with employees, consultants, customers, and suppliers; and
●	the concentration of our business in one industry in limited geographic areas;

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These statements are subject to business and economic risk and reflect management’s current expectations and involve subjects that are inherently uncertain and difficult to predict. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Business Introduction/Summary

We were originally formed on October 8, 2014 as a blank check company under the name Jensyn Acquisition Corp. for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more businesses or entities. On June 20, 2019, we completed a business combination (the “Reverse Merger and Recapitalization”) pursuant to which we acquired Peck Electric Co. (“Peck Electric”). The Business Combination was a reverse merger treated as a recapitalization and that Peck Electric was deemed the accounting acquirer and takes over the historical information for the Company. Following the Reverse Merger and Recapitalization, we changed our name to The Peck Company Holdings, Inc. We conduct all of our business operations exclusively through our wholly-owned subsidiary, Peck Electric.

We are one of the largest commercial solar engineering, procurement and construction (“EPC”) companies in the country and are expanding across the Northeastern United States. We are a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. Our core values are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, our Chief Executive Officer, has applied such core values to expand into the solar industry. Today, we are guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives.

The world recognizes the need to transition to a reliable, renewable energy grid in the next 50 years. Vermont and Hawaii are leading the way in the U.S. with renewable energy goals of 75% by 2032 and 100% by 2045, respectively. California committed to 100% carbon-free energy by 2045. The majority of the other states in the U.S. also have renewable energy goals, regardless of current Federal solar policy. We are a member of Renewable Energy Vermont, an organization that advocates for clean, practical and renewable solar energy. We intend to use near-term incentives to take advantage of long-term, sustainable energy transformation with a commitment to the environment and to our shareholders. Our triple bottom line, which is geared towards people, environment, and profit, has always been our guide since we began installing renewable energy and we intend that it remain our guide over the next 50 years as we construct our energy future.

We primarily provide EPC services to solar energy customers for projects ranging in size from several kilowatts for residential loads to multi-megawatt systems for large commercial and utility projects. To date, we have installed over 125 megawatts of solar systems since inception and are focused on profitable growth opportunities. We believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. As a result of the completion of the Reverse Merger and Recapitalization, we have now opened our family company to the public market as part of our strategic growth plan. We are expanding across the Northeastern United States to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

Approximately 70% of our revenue is derived from solar business, approximately 30% of revenue is derived from electrical and data business and less than 1% of revenue is currently derived from recurring revenue of Company-owned solar arrays. Recently our growth has been derived by increasing our solar customer base starting in 2013 and by continuing to serve the needs of existing electrical and data customers. We have installed some of the largest commercial and utility-scale solar arrays in the State of Vermont. Our union crews are expert constructors, and union access to an additional workforce makes us ready for rapid expansion to other states while maintaining control of operating costs.

We also make investments in solar development projects and currently own approximately three megawatts of operating solar arrays operating under long-term power purchase agreements. These long-term recurring revenue streams, combined with our in-house development and construction capabilities, make this asset class a strategic long-term investment opportunity for us.

We have a three-pronged growth strategy that includes (1) organic expansion across the Northeastern United States, (2) conducting accretive merger and acquisition transactions to expand geographically, and (3) investing into company-owned solar assets.

Consummation of the Business Combination

As disclosed on our Current Report on Form 8-K filed with the SEC on June 26, 2019, on June 20, 2019 (the “Closing Date”), the Company consummated the previously announced business combination (the “Reverse Merger and Recapitalization”) following a Special Meeting of its Stockholders held on June 19, 2019 (the “Special Meeting”), where the stockholders of the Company considered and approved, among other matters, a proposal to adopt that certain Share Exchange Agreement, dated as of February 26, 2019 (the “Exchange Agreement”), by and among Jensyn, Peck Electric Co., a Vermont corporation (“Peck Electric”), and Peck Electric’s stockholders (the “Stockholders”). “Jensyn” refers to the Company prior to the closing of the Reverse Merger and Recapitalization (the “Closing”). In connection with the Closing and pursuant to the Exchange Agreement, among other things, the Company changed its name from “Jensyn Acquisition Corp.” to “The Peck Company Holdings, Inc.”

In connection with the Closing, Jensyn issued 3,234,501 shares of Jensyn’s Common Stock to the Stockholders in exchange for all of the equity securities of Peck Electric, and Peck Electric became a wholly-owned subsidiary of the Company.

The Company redeemed a total of 492,037 shares of its Common Stock pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation resulting in a total payment to redeeming stockholders of $5,510,814.

In connection with the Reverse Merger and Recapitalization, the Company issued 493,299 shares of Common Stock in exchange for the cancellation of approximately $5,618,675 of obligations and, as contemplated by the Exchange Agreement, certain insiders and their transferees have agreed to forfeit and cancel 281,758 shares of Common Stock.

Upon the Closing and after giving effect to the issuances, redemptions and forfeitures of Common Stock described above, and the conversion of 4,194,500 rights to purchase Common Stock into 419,450 shares of Common Stock, there were:

●	warrants exercisable for 2,097,250 shares of Common Stock, consisting of 3,900,000 warrants originally sold as part of units in the Jensyn IPO and 294,500 warrants sold as part of the units issued in a private placement simultaneously with the consummation of the Jensyn IPO. Each warrant entitled its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

●	Warrants exercisable for 195,000 shares of Common Stock, consisting of 390,000 warrants originally sold as part of Firm Units in the IPO. Each warrant entitled its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

●	Purchase option for 390,000 Units was originally sold as part of the IPO. Each Unit has an exercise price of $12.00 per Unit and consists of the following:

●	One share of Common Stock

●	One right to receive one-tenth (1/10) of a share of Common Stock issued upon exercise of the Unit

One warrant entitling its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

Prior to the Reverse Merger and Recapitalization, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Reverse Merger and Recapitalization, we have ceased to be a “shell company” and have continued the existing business operations of the Company as a publicly traded company under the name “The Peck Company Holdings, Inc.” The business combination was a reverse merger treated as a recapitalization and that, Peck Electric was deemed the accounting acquirer and takes over the historical information for the Company.

Market Overview

We believe that a global energy transformation is occurring now as the world shifts from fossil fuels to clean renewable energy. Technology is available with proven reliability and low enough cost to allow widespread adoption. Bloomberg New Energy Finance is a leading provider of primary research on clean energy, advanced transport, digital industry, innovative materials, and commodities. Their annual summit in New York in March 2019 included many discussions by leaders that corroborate the long-term growth opportunities around the clean energy transformation well underway now and through 2050.

The solar industry is positioned for rapid growth. More than 70% of Peck Electric’s revenue mix is from solar array installations. Industry reports forecast a sharp acceleration in solar installations through 2050, and the US Energy Information Association noted in its 2019 outlook that it expects solar energy production to reach 48% of the overall mix of renewable energy production by 2050, from just 13% in 2018. The drivers of this acceleration include the declining cost of solar array equipment, a heightened focus on clean renewable energy production, and the consistent increase in demand of electric energy. We are uniquely positioned to benefit from this rapid escalation in solar array installations, given our 47-year history as a full service electric contractor and our existing, highly scalable and profitable solar installation business in Vermont.

Strategically positioned geographically in the Northeastern United States. We have historically operated exclusively in Vermont, which is one of the most attractive states for investment in solar arrays, with industry analysis suggesting over a 14% internal rate of return (“IRR”) on solar investment in the state and an 8-year project payback. Almost the entirety of the Northeast region of the country is ranked in the top 10 markets based on return metrics to the array owner, including the top 3 markets which include Massachusetts (1), New Jersey (2), and Rhode Island (3), in addition to New York, which is the largest regional market and ranked 8th. By leveraging our existing infrastructure and labor relationships with the IBEW, we are uniquely positioned to expand into these important addressable markets with limited investment in additional infrastructure or capital equipment.

Our capabilities allow for expansion into high-growth adjacent markets. We hold a rich history as a family owned business in operation in Vermont for 47 years. We began operations as a traditional electric contractor and hold a wide range of capabilities to install electric equipment for a variety of end uses. Today, these core capabilities have developed our business in solar array installation, traditional electric, and data services. We can deploy these capabilities to other large, rapidly growing clean/renewable end markets; namely electric vehicle (“EV”) charging stations and energy storage. The rapid proliferation of EV charging stations has followed the shift in auto sales to electronic vehicles, and the EV charging market is expected to expand to over $30 billion by 2024 with a CAGR of 40% over the 5-year period. Energy storage measured by megawatts expanded by 44% year-over-year in 2018 and is projected to grow into a $4.7 billion market by 2024. Both of these markets represent adjacent, high growth expansion opportunities for us, and both require minimal investment of resources, infrastructure or capital spend given its complementary nature to our existing capabilities.

Strategy

Our strategic areas for growth include (1) organic growth by leveraging existing relationships to expand across the northeast (2) accretive mergers and acquisitions of profitable businesses to expand geographic footprint, capabilities, and cash flow, and (3) investment into solar arrays that produce a steady stream of recurring revenue.

Organic growth from our existing customers will come from national developers requesting EPC services for project sizes ranging from the residential to the utility scale. The ideal project size range for us is from 100 kilowatts to 10 megawatts, which is considered commercial to small utility and is where the scale, margin, and risk are optimized. In addition, we can remain opportunistic for smaller residential projects when marketing costs are minimized or for larger utility projects when margins can be preserved.

Accretive mergers and acquisitions activity is an important focus for us in order to accelerate revenue growth and cash flow. While geographic expansion is prioritized for the Northeastern United States, prudent acquisitions in other geographies will also be considered depending on the strategic fit and profitability characteristics.

The goal of solar array asset investments is long-term recurring revenue from the sale of power produced by the array asset. Our EPC capabilities provide the Company with a unique investment opportunity in the renewable energy space because we can enter the solar array value chain at any scale or stage. De-risked fully-operational solar arrays with reliable off-takers can be purchased by and operated by us. We believe that, at this end-stage, an IRR may be achieved in the range of 9% to 13%. However, higher returns of up to 20% IRR may be achieved with prudent investments in developed projects with permitting and off-takers that only require construction by the EPC. Further, returns of 20% IRR or more may be achieved if we develop a project internally with a low-risk, long-term off-taker. We believe we have the flexibility and capability to be opportunistic about prudent solar array asset investments at any stage.

Employees

As of April 14, 2020, we employed approximately 50 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

We have direct access to unionized labor, which provides a unique advantage for growth, because workforce resources can be scaled efficiently utilizing local labor unions in other states to meet specific project needs in other states without increasing fixed labor costs for us.

Financing

To promote sales, we assist customers in obtaining financing. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not directly provide financing, we have relationships to arrange financing with numerous private and public sources, including the Vermont State Employees Credit Union, which offers VGreen financing to maximize solar investment savings.

We believe it is best for customers to own their own systems, but some customers prefer not to own their systems. We also have the ability to arrange financing with third parties through power purchase agreements and leases for our customers.

Suppliers

We purchase solar panels, inverters and materials directly from multiple manufacturers and through distributors. We intend to further coordinate purchases and optimize supply relationships to realize the advantages of greater scale.

If one or more of our suppliers fail to meet our supply needs, ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, it may be difficult to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. We do not, however, rely on any single supplier and our management believes that we can obtain needed solar panels and materials from a number of different suppliers. Accordingly, we believe that the loss of any single supplier would not materially affect our business.

We also utilize strategic companies with subcontractors for electrical installations, for racking and solar panel installations, as well as numerous subcontractors for grading, landscaping, and construction for our commercial, and industrial customers.

Installation

We are a licensed contractor in the markets that we serve, and we are responsible for every customer installation. We manage the entire process from permitting through inspection to interconnection to the power grid, thereby making the system installation process simple and seamless for its customers. Controlling every aspect of the installation process allows us to minimize costs, ensure quality and deliver high levels of customer satisfaction.

Even with controlling every aspect of the installation process, the ability to perform on a contract is subject to limitations. There remain jurisdictional approval processes outside our immediate control including, but not limited to, approvals of city, county, state or Federal government bodies or one of their respective agencies. Other aspects outside of our direct control include approvals from various utility companies and weather conditions.

After-Sales Support

It is our intent to provide continuing operation and maintenance services for our installed residential and commercial solar systems. We provide extended factory equipment technical support and act as a service liaison using our proprietary knowledge, technology, and solar electric energy engineering staff. We do this through a 5-year limited workmanship warranty and operations and maintenance program, which among other things, provides a service and technical support line to our customers. We generally respond to our job site related issues within 24 hours and offer assistance as long as required to maintain customer satisfaction. Our price to customers includes this warranty, and also includes the pass through of various manufacturers’ warranties that are typically up to 25 years.

Customers

Currently, the majority of our revenue comes from commercial and small utility solar installations ranging in size from 100 kilowatts to 10 megawatts. We have experience that this size of project optimizes margin scale, and risk. Opportunistically, we also install residential scale projects (8 kilowatts to 20 kilowatts) when marketing costs are minimal or not required. Large utility scale projects over 10 megawatts can also be opportunistically selected when margins can be preserved.

Approximately 77% of our sales in 2019 were in commercial and small utility solar projects. Approximately 33% of revenues were generated by residential installations in 2019. In 2018, approximately 56% of our sales were in commercial solar, while approximately 6% of revenues came from residential solar. We expect that these percentages will vary from year to year.

We believe that we have an advantage in the commercial solar market in Vermont given our extensive contact list, resulting from our experience in the commercial and industrial construction market, which also provides access to customers that trust us. Through our network of vendors, participation in variety of industry trade associations and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network.

Competitors

In the solar installation market, we compete with companies that offer products similar to our products. Some of these companies have greater financial resources, operational experience, and technical capabilities than we do. When bidding for solar installation projects, however, our current experience suggests that we are the dominant or preferred competitor in the markets in which we compete. We do not believe that any competitor has more than 10% of the market across all the areas in which we currently operate. We compete with other solar installers on our expertise and proven track record of performance. Also, pricing, service and the ability to arrange financing may be important for a project award.

Seasonality

Some of our customers push us to complete projects by the end of a calendar year in order to realize the benefits of available subsidy programs prior to year-end. Weather can also be an important factor affecting project timelines.

Technology and Intellectual Property

Generally, the solar installation business is not dependent on intellectual property.

Government Regulation and Incentives

Government Regulation

We are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conducts business.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility and we and/or our customer. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction over net metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

Our operations are subject to stringent and complex federal, state and local laws, including regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of OSHA, the DOT and comparable state laws that protect and regulate employee health and safety.

Government Incentives

Federal, state and local government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable Peck Electric to lower the price it charges customers to own or lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

The federal government currently offers a 26% investment tax credit (“ITC”) under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities until December 31, 2020, after which it will fall to, 22% in 2021 and 10% in 2022.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS, depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

Approximately 50% of states in the U.S. offer a personal and/or corporate investment or production tax credit for solar energy that is additive to the ITC. Further, these states, and many local jurisdictions, have established property tax incentives for renewable energy systems that include exemptions, exclusions, abatements, and credits. Many state governments, traditional utilities, municipal utilities and co-operative utilities offer a rebate or other cash incentive for the installation and operation of a solar energy system or energy efficiency measures. Capital costs or “up-front” rebates provide funds to solar customers based on the cost, size or expected production of a customer’s solar energy system. Performance-based incentives provide cash payments to a solar energy system owner based on the energy generated by their solar energy system during a pre-determined period, and they are paid over that time period. Depending on the cost of the system and other site-specific variables, tax incentives can typically cover 30-40% of the cost of a commercial or residential solar system.

Many states also have adopted procurement requirements for renewable energy production that requires regulated utilities to procure a specified percentage of total electricity delivered to customers in the State from eligible renewable energy sources, such as solar energy systems, by a specified date.

Corporate Information

Our address is 4050 Williston Road, #511, South Burlington, Vermont 0540 and our telephone number is (802) 658-3378. Our corporate website is: www.peckcompany.com. The content of our website shall not be deemed incorporated by reference in this Annual Report.

Item 1A. Risk Factors.

An investment in our Common Stock involves significant risks. You should carefully consider the risk factors contained in this Annual Report and in our filings with the SEC, including our Definitive Proxy Statement filed on June 3, 2019 (the “Proxy Statement”), as well as all of the information contained in any prospectus supplement, free writing prospectus and amendments thereto, before you decide to invest in our Common Stock. Our business, prospects, financial condition and results of operations may be materially and adversely affected as a result of any of such risks. The value of our Common Stock could decline as a result of any of these risks. You could lose all or part of your investment in our Common Stock. Some of our statements in sections entitled “Risk Factors” are forward-looking statements. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

The impact of the coronavirus pandemic (COVID-19) on general market and economic conditions has yet to be determined and is likely to have a material adverse effect on our business and results of operations.

As of the date of this Annual Report on Form 10-K, the coronavirus pandemic (COVID-19) has resulted in widespread disruption to capital markets and general economic and business climate. It is too early for us to predict the long-term effects of this health crisis. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. On March 16, 2020, in response to intensifying efforts to contain the spread of COVID-19, we temporarily limited access to headquarters and began implementing remote work environments for our employees. On March 25, 2020, we closed our headquarters and advised all employees to work remotely until more guidance is provided. We continue to monitor the outbreak of COVID-19 to help ensure the health and safety of our associates and our customers. We are also continuing to communicate with our suppliers regarding the flow of product and potential temporary effects on our supply chain. On April 10, 2020, Governor Phil Scott extended Vermont’s State of Emergency and all existing mitigation orders and closures until May 15. Given the dynamic nature of these circumstances, the duration of business disruption and the related financial affect cannot be reasonably estimated at this time. We continue to provide service and maintenance in support of critical infrastructure including utilities and telecommunications. The extent to which COVID-19 affects our results, or those of our suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions and related costs to contain or treat it, among others.

Risks Related to Our Financial Position and Capital Requirements

We have had an extensive and profitable operating history, with the exception of 2019, but it may be difficult to accurately evaluate our future business and prospects.

Although we were founded in 1972, we did not begin selling solar systems until 2013 when our management believed that solar asset investment was profitable. Our management believes that our success will depend in large part on our ability to continue to successfully sell solar systems in the Northeast and in other states against determined competition, and to consummate synergistic acquisitions. No assurance can be given that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting as required to be implemented by Section 404 of the Sarbanes-Oxley Act of 2002.

We are currently subject to Section 404 of the Sarbanes-Oxley Act of 2002 and are required to provide management’s attestation on internal controls. Our management has identified control deficiencies and the need for a stronger internal controls environment relating to revenue activities. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2019. Although our management has taken significant steps to remediate this weakness, our management can give no assurance yet that all the measures it has taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures and internal control over financial reporting or that any other material weaknesses or restatements of financial results will not arise in the future. We plan to take steps to remedy this material weakness. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in the future, we will not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

We may require substantial additional funding which may not be available to it on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to achieve growth of our operations.

Our historical operation has been profitable, with the exception of 2019. However, in order to grow our operations, we may increase our spending to fund our operating expenses and capital expenditures.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our organic growth or corporate acquisitions. Any of these events could significantly harm our business, financial condition, and strategy.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time, and we may choose to raise additional funds through strategic collaborations, public or private equity or debt financing, bank lines of credit, asset sales, government grants, or other arrangements. Our management cannot be sure that any additional funding, if needed, will be available on favorable terms or at all. Furthermore, any additional equity or equity-related financing obtained may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs.

An inability to raise capital when needed could harm our business, financial condition and results of operations, and could cause our stock price to decline or require that it cease operations.

Risks Related to Our Business and Industry

A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

Our management believes that a significant number of our customers decide to buy solar energy because they want to pay less for electricity than what is offered by the traditional utilities.

The customer’s decision to choose solar energy may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

●	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;

●	relief of transmission constraints that enable local centers to generate energy less expensively;

●	reductions in the price of natural gas;

●	utility rate adjustment and customer class cost reallocation;

●	energy conservation technologies and public initiatives to reduce electricity consumption;

●	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or

●	development of new energy generation technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase or the lease of our solar energy systems less economically attractive. If the retail price of energy available from traditional utilities were to decrease due to any of these reasons, or other reasons, we would be at a competitive disadvantage, may be unable to attract new customers and our growth would be limited.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for our solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce our competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for our solar energy systems. It is possible charges could be imposed on not just future customers but our existing customers, causing a potentially significant consumer relations problem and harming our reputation and business. Due to the current concentration of our business in Vermont, any such changes in these markets would be particularly harmful to our business, results of operations, and future growth.

Our growth strategy depends on the widespread adoption of solar power technology.

The market for solar power products is emerging and rapidly evolving, and our future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:

●	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

●	fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

●	continued deregulation of the electric power industry and broader energy industry; and

●	availability of governmental subsidies and incentives.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These governmental rebates, tax credits and other financial incentives enhance the return on investment for our customers and incent them to purchase solar systems. These incentives enables us to lower the price that we charge customers for energy and for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and our ability to compete in our industry, causing us to increase the prices of our solar energy systems, and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and any power purchase agreements are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives, and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price that we charge our customers for energy.

Our ability to provide solar energy systems to customers on an economically viable basis depends on our ability to help customers arrange financing for such systems.

Our solar energy systems have been eligible for federal investment tax credits or U.S. Treasury grants, as well as depreciation benefits. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits and provide financing for our solar energy systems. With the lapse of the U.S. Treasury grant program, we anticipate that our customers’ reliance on these tax-advantaged financing structures will increase substantially. If, for any reason, our customers were unable to continue to monetize those benefits through these arrangements, we may be unable to provide and maintain solar energy systems for new customers on an economically viable basis.

The availability of this tax-advantaged financing depends upon many factors, including, but not limited to:

●	the state of financial and credit markets;

●	changes in the legal or tax risks associated with these financings; and

●	non-renewal of these incentives or decreases in the associated benefits.

U.S. Treasury grants are no longer available for new solar energy systems. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of funding sources to provide funds to customers of these solar energy systems. We cannot assure you that this type of financing will be available to our customers. If, for any reason, we are unable to find financing for solar energy systems, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition, and results of operations.

Rising interest rates could adversely impact our business.

Increases in interest rates could have an adverse impact on our business by increasing our cost of capital, which would increase our interest expense and make acquisitions more expensive to undertake.

Further, rising interest rates may negatively impact our ability to arrange financing for our customers on favorable terms to facilitate our customers’ purchases of our solar energy systems. The majority of our cash flows to date have been from the sales of solar energy systems. Rising interest rates may have the effect of depressing the sales of solar energy systems because many consumers finance their purchases.

As a result, an increase in interest rates may negatively affect our costs and reduce our revenues, which would have an adverse effect on our business, financial condition, and results of operations.

If we cannot compete successfully against other solar and energy companies, we may not be successful in developing our operations and our business may suffer.

The solar and energy industries are characterized by intense competition and rapid technological advances, both in the United States and internationally. We compete with solar companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in the residential solar energy market, and some may provide energy at lower costs than we do. Further, some competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets.

If we are unable to complete in the market, we will have an adverse effect on our business, financial condition, and results of operations.

Adverse economic conditions may have material adverse consequences on our business, results of operations and financial condition.

Unpredictable and unstable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. We rely upon our ability to generate additional sources of liquidity and we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. Any adverse event would have a material adverse impact on our business, results of operations and financial condition.

Our business is concentrated in certain markets, putting it at risk of region-specific disruptions.

As of December 31, 2019, a vast majority of our total installations were in Vermont. Our management expects our near-term future growth to occur throughout the Northeastern United States, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

If we are unable to retain and recruit qualified technicians and advisors, or if our key executives, key employees or consultants discontinue their employment or consulting relationship with us, we may delay our development efforts or otherwise harm our business.

We may not be able to attract or retain qualified management or technical personnel in the future due to the intense competition for qualified personnel among solar, energy, and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain, and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the successful development of any product candidates, our ability to raise additional capital, and our ability to implement our overall business strategy.

We are highly dependent on members of our management and technical staff. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior technical personnel. The loss of any of our executive officers, key employees, or consultants and our inability to find suitable replacements could potentially harm our business, financial condition, and prospects. We may be unable to attract and retain personnel on acceptable terms given the competition among solar and energy companies. Certain of our current officers, directors, and/or consultants hereafter appointed may from time to time serve as officers, directors, scientific advisors, and/or consultants of other solar and energy companies. We do not maintain “key man” insurance policies on any of our officers or employees. Other than certain members of our senior management team, all of our employees are employed “at will” and, therefore, each employee may leave our employment and join a competitor at any time.

We plan to grant stock options, restricted stock grants, or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance, and aligning the interests of employees with those of our stockholders. If we are unable to implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees and attract additional qualified candidates, our business and results of operations could be adversely affected.

The execution of our business plan and development strategy may be seriously harmed if integration of our senior management team is not successful.

As our business continues to grow and in the event that we acquire new businesses, we may experience significant changes in our senior management team. Failure to integrate our Board of Directors and senior management teams may negatively affect the operations of our business.

We may not successfully implement our business model.

Our business model is predicated on our ability to build and sell solar systems at a profit, and through organic growth, geographic expansion and strategic acquisitions. Our management intends to continue to operate our business as it has previously, with sourcing and marketing methods that we have used successfully in the past. However, our management cannot assure you that our methods will continue to attract new customers nor that we can maintain profitability in the very competitive solar systems marketplace.

We may not be able to effectively manage our growth.

Our future growth, if any, may cause a significant strain on our management and our operational, financial, and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, and management systems and to expand, train, manage, and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by our management. Any increase in resources used without a corresponding increase in our operational, financial, and management systems could have a material adverse effect on our business, financial condition, and results of operations.

We may not realize the anticipated benefits of future acquisitions, and integration of these acquisitions may disrupt our business and management.

In the future, we may acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

●	difficulty in assimilating the operations and personnel of the acquired company;

●	difficulty in effectively integrating the acquired technologies or products with our current technologies;

●	difficulty in maintaining controls, procedures and policies during the transition and integration;

●	disruption of our ongoing business and distraction of management and employees from other opportunities and challenges due to integration issues;

●	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

●	inability to retain key technical and managerial personnel of the acquired business;

●	inability to retain key customers, vendors, and other business partners of the acquired business;

●	inability to achieve the financial and strategic goals for the acquired and combined businesses;

●	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact operating results;

●	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

●	potential inability to assert that internal controls over financial reporting are effective; and

●	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

Mergers and acquisitions of companies are inherently risky and, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

With respect to providing electricity on a price-competitive basis, solar systems face competition from traditional regulated electric utilities, from less-regulated third party energy service providers and from new renewable energy companies.

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large traditional utilities. We believe that our primary competitors are the traditional utilities that supply electricity to our potential customers. Traditional utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result, these competitors may be able to devote more resources to the research, development, promotion, and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Traditional utilities could also offer other value-added products or services that could help them to compete with us even if the cost of electricity they offer is higher than that of ours. In addition, a majority of utilities’ sources of electricity is non-solar, which may allow utilities to sell electricity more cheaply than electricity generated by our solar energy systems.

We also compete with companies that are not regulated like traditional utilities, but that have access to the traditional utility electricity transmission and distribution infrastructure pursuant to state and local pro-competitive and consumer choice policies. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with our solar energy system options on both price and usage of renewable energy technology while avoiding the long-term agreements and physical installations that our current fund-financed business model requires. This may limit our ability to attract new customers; particularly those who wish to avoid long-term contracts or have an aesthetic or other objection to putting solar panels on their roofs.

As the solar industry grows and evolves, we will also face new competitors who are not currently in the market. Low technological barriers to entry characterize our industry and well-capitalized companies could choose to enter the market and compete with it. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors will limit our growth and will have a material adverse effect on our business and prospects.

Developments in alternative technologies or improvements in distributed solar energy generation may materially adversely affect demand for our offerings.

Significant developments in alternative technologies, such as advances in other forms of distributed solar power generation, storage solutions such as batteries, the widespread use or adoption of fuel cells for residential or commercial properties or improvements in other forms of centralized power production may materially and adversely affect our business and prospects in ways management does not currently anticipate. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay deployment of our solar energy systems, which could result in product obsolescence, the loss of competitiveness of our systems, decreased revenue and a loss of market share to competitors.

Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies that we use could result in sales and installation delays, cancellations, and loss of market share.

While we purchase our products from several different suppliers, if one or more of the suppliers on which we rely to meet anticipated demand ceases or reduces production due to its financial condition, is acquired by a competitor or otherwise is unable to increase production as industry demand increases, or is otherwise unable to allocate sufficient production to us, it may be difficult for us to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems. These issues could harm our business or financial performance.

In addition, the acquisition of a component supplier or technology provider by one of our competitors could limit our access to such components or technologies and require significant redesigns of our solar energy systems or installation procedures and have a material adverse effect on our business.

There have also been periods of industry-wide shortages of key components, including solar panels, in times of industry disruption. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is frequently experiencing significant disruption and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result.

Typically, we purchase the components for our solar energy systems on an as-needed basis and do not operate under long-term supply agreements. The vast majority of our purchases are denominated in U.S. dollars. Since our revenue is also generated in U.S. dollars, we are mostly insulated from currency fluctuations. However, since our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies, this may cause our suppliers to raise the prices they charge us, which could harm our financial results. Since we purchase most of the solar photovoltaic modules that we use from China, we are particularly exposed to exchange rate risk from increases in the value of the Chinese Renminbi. Any supply shortages, delays, price changes or other limitation in our ability to obtain components or technologies that we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

We act as the licensed general contractor for our customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor and we are normally the general contractor, electrician, construction manager, and installer for our solar energy systems. We may be liable to customers for any damage that we cause to the home, belongings or property of our customers during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems that we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays, or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

In addition, the installation of solar energy systems is subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every authority having jurisdiction over our operations and our solar energy systems. Any new government regulations or utility policies pertaining to our systems, or changes to existing government regulations or utility policies pertaining to our systems, may result in significant additional expenses to our customers and, as a result, could cause a significant reduction in demand for our systems.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our company to process orders, manage inventory, process and bill shipments and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our overall business operation.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays, and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. We also maintain a fleet of trucks and other vehicles to support our installers and operations. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act (“OSHA”), the U.S. Department of Transportation (“DOT”), and equivalent state laws. Changes to OSHA or DOT requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, high injury rates could expose us to increased liability. In the past, we have had workplace accidents and received citations from OSHA regulators for alleged safety violations, resulting in fines. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation, and prevent us from maintaining or increasing our market share.

If our products fail to perform as expected while under warranty, or if we are unable to support the warranties, sales of our products may be adversely affected, or our costs may increase, and our business, results of operations, and financial condition could be materially and adversely affected.

We may also be subject to warranty or product liability claims against us that are not covered by insurance or are in excess of our available insurance limits. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share causing sales to decline.

Seasonality may cause fluctuations in our financial results.

We often find that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end. This results in third and fourth quarter sales being more robust usually at the expense of the first quarter. In the future, this seasonality may cause fluctuations in financial results. In addition, other seasonality trends may develop and the existing seasonality that we experience may change.

A failure to comply with laws and regulations relating to our interactions with current or prospective commercial or residential customers could result in negative publicity, claims, investigations, and litigation, and adversely affect our financial performance.

Our business includes contracts and transactions with commercial and residential customers. We must comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential consumers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state and local legislative and regulatory bodies may expand current laws or regulations, or enact new laws and regulations, regarding these matters. Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information that we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with residential customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Risks Related to the Regulation of Our Company

Because we were previously considered to be a “shell company” under applicable securities laws and regulations, investors may not be able to rely on the resale exemption provided by Rule 144 of the Securities Act until certain requirements have been satisfied. As a result, investors may not be able to easily re-sell our securities and could lose their entire investment.

Prior to the Reverse Merger and Recapitalization, we were considered to be a “shell company” under Rule 405 of Regulation C of the Securities Act. A “shell company” is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. As a result, our shareholders will not be allowed to rely on Rule 144 of the Securities Act for a period of one year from the date on which we ceased to be a shell company. Because shareholders may not be able to rely on an exemption for the resale of their securities other than Rule 144, they may not be able to easily re-sell our securities in the future and could lose their entire investment as a result. See “Shares Eligible For Future Sale – Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies”.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”), (ii) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find shares of our Common Stock less attractive or us less comparable to certain other public companies because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our Common Stock price may be more volatile.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are required to provide management’s attestation on internal controls effective December 31, 2019. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period and, as a result, we must comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our Common Stock.

Our Common Stock is currently listed on Nasdaq. In order to maintain such listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards. Although we are currently in compliance with such listing standards, we may in the future fall out of compliance with such standards. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq.

Our Common Stock currently trades on Nasdaq, and, to date, trading of our Common Stock has been limited. If a more active market does not develop, it may be difficult for you to sell the Common Stock you own or result in your sale at a price that is less than the price you paid.

To date, trading of our Common Stock on Nasdaq has been limited and there can be no assurance that there will be a more active market for our Common Stock either now or in the future. If a more active and liquid trading market does not develop or if developed cannot be sustained, you may have difficulty selling any of the shares of Common Stock that you purchased. The market price for our Common Stock may decline below the price you paid, and you may not be able to sell your shares of Common Stock at or above the price you paid, or at all.

In the event that our Common Stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on NASDAQ if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of Common Stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares of common stock and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s Second Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board of Directors. These provisions include:

●	A classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to the change the membership of a majority of our Board of Directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

●	the ability of our Board of Directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an Annual or Special Meeting of our Stockholders;

●	the requirement that an Annual Meeting of Stockholders may be called only by the Chairman of the Board of Directors, the Chief Executive officer, or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings;

●	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our Board of Directors and management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding Common Stock. Any provision of our Second Amended and Restated Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Risks Related to Offerings and Ownership of Our Common Stock

The sale or issuance of our Common Stock to Lincoln Park may cause dilution and the sale of the shares of Common Stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our Common Stock to fall.

On September 26, 2019, we entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15,000,000 of our Common Stock. Upon the execution of the Purchase Agreement, we issued 81,263 Commitment Shares to Lincoln Park in consideration for Lincoln Park’s commitment to purchase shares of our Common Stock under the Purchase Agreement and we may issue up to an additional 40,937 shares of Common Stock pro rata in connection with each purchase made by Lincoln Park pursuant to the Purchase Agreement. The remaining shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 24-month period commencing after the satisfaction of certain conditions set forth in the Purchase Agreement. The purchase price for the shares of our Common Stock that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our Common Stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our Common Stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares of our Common Stock to Lincoln Park, after Lincoln Park has acquired such shares, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our shares of Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

As of December 31, 2019, we had a working capital of $362,586 and had a net loss of $427,795 for the year ended December 31, 2019. We will need additional funds in the future to continue our operations.

We may direct Lincoln Park to purchase up to $15,000,000 worth of shares of our Common Stock under the Purchase Agreement over a 24-month period, generally in amounts up to 50,000 shares of our Common Stock, which may be increased to up to 100,000 shares of our Common Stock depending on the market price of our Common Stock at the time of sale, and, in each case, subject to a maximum limit of $250,000 per purchase, subject to certain exceptions, on any single business day (such share amounts being subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). Assuming a purchase price of $1.73 per share (the closing sale price of the Common Stock on March 27, 2020) and the purchase by Lincoln Park of 50,000 shares of Common Stock, gross proceeds to us would be $86,500.

The extent that we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $15,000,000 of Common Stock under the Purchase Agreement to Lincoln Park, we may still need additional capital to finance our future production plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Common Stock could be reduced. A financing could involve one or more types of securities including Common Stock, preferred stock, convertible debt or warrants to acquire Common Stock. These securities could be issued at or below the then prevailing market price for our Common Stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our Common Stock, the market price of our Common Stock could be negatively impacted.

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our management will have broad discretion over the use of the net proceeds from our sale of shares of Common Stock to Lincoln Park, you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of shares of Common Stock to Lincoln Park, and we could use them for purposes other than those contemplated at the time of commencement of this offering. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

The Exchange Agreement contains certain “earnout” provisions that, if achieved on or before June 30, 2020, would require the Company to issue 1,167,503 additional shares of Common Stock which would be dilutive to existing stockholders and could cause the price of our Common Stock to fall.

On June 20, 2019, as part of the Reverse Merger and Recapitalization, we entered into an Exchange Agreement that contained certain “earnout” provisions. While we have deemed that the probability of such provisions being achieved is highly unlikely, the provisions would require the Company to issue 1,167,503 additional shares of Common Stock which would be dilutive to existing stockholders.

The share price of our Common Stock is subject to fluctuation, has been and may continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors who have purchased shares of our Common Stock.

We expect that the market price of our Common Stock may continue to be volatile for the foreseeable future. The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

●	actual or anticipated fluctuations in our operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	ratings changes by any securities analysts who follow our company;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and Common stock market valuations of other technology companies generally;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	changes in our Board of Directors or management;

●	sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders;

●	potential lawsuits threatened or filed against us;

●	short sales, hedging and other derivative transactions involving our Common Stock;

●	general economic conditions in the United States and abroad; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many software companies. Stock prices of many software companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results, financial condition and cash flows.

We have no history of paying dividends on our Common Stock, and we do not anticipate paying dividends in the foreseeable future.

We have not previously paid dividends on our Common Stock. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. Investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

Our Second Amended and Restated Certificate of Incorporation authorizes us to issue shares of blank check preferred stock, and issuances of such preferred stock, or securities convertible into or exercisable for such preferred stock, may result in immediate dilution to existing stockholders, including investors in this offering.

If we raise additional funds through future issuances of preferred stock or debt securities convertible into preferred stock, our stockholders could suffer significant dilution, and any new preferred stock or debt securities that we issue could have rights, preferences and privileges superior to those of holders of shares of Common Stock. Although we have no present plans to issue any additional shares of preferred stock, in the event that we issue additional shares of our preferred stock, or securities convertible into or exercisable for such preferred stock after the date of the offering, the investors in this offering will be diluted. We may choose to raise additional capital using such preferred stock or debt securities because of market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our Common Stock price or trading volume to decline.

Our executive officers, directors and principal stockholders own a significant percentage of our Common Stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 30, 2020, our directors, executive officers and holders of more than 5% of our equity securities, together with their affiliates, beneficially own 72% of our outstanding shares of Common Stock. As a result, these stockholders have significant influence to determine the outcome of matters submitted to our stockholders for approval, including the ability to control the election of our directors, amend or prevent amendment of our Second Amended and Restated Certificate of Incorporation or Bylaws or effect or prevent a change in corporate control, merger, consolidation, takeover or other business combination. In addition, any sale of a significant amount of our Common Stock held by our directors, executive officers and principal stockholders, or the possibility of such sales, could adversely affect the market price of our Common Stock. Our management’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our Common Stock price or prevent our stockholders from realizing any gains from our Common Stock.

Implications of Being an “Emerging Growth Company”

As a public reporting company with less than $1.07 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act (the “Sarbanes-Oxley Act”);

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) disclosure; and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act. See “Risk Factors” at pages 42-43 of our Definitive Proxy Statement filed with the SEC on June 3, 2019 (the “Proxy Statement”).

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under the SEC’s rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding internal control over financial reporting, are not required to provide a compensation discussion and analysis, are not required to provide a pay-for-performance graph or CEO pay ratio disclosure, and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our Common Stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We own and occupy 3,200 square feet of office space and 4,320 square feet of warehouse space at 4050 Williston Road, South Burlington, Vermont 05403. We believe that this space is sufficient to meet our current needs across all business segments.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on Nasdaq under the symbol “PECK.” The last reported sale price of our Common Stock on March 30, 2020 on Nasdaq was $1.95 per share.

Holders of Common Stock.

On April 14, 2020, we had 1,294 registered holders of record of our Common Stock.

Dividends and dividend policy.

We have never declared or paid any cash dividend on our Common Stock, nor do we currently intend to pay any cash dividend on our Common Stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information under this item, pursuant to Regulation S-K Item 301(c).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Business Introduction / Overview

The Peck Company Holdings, Inc., the principal office of which is located in South Burlington, Vermont, is one of the largest commercial solar engineering, procurement and construction (“EPC”) companies in the country and is expanding across the Northeastern United States (“U.S.”). The Company is a second-generation family business founded under the name Peck Electric Co. (“Peck Electric”) in 1972 as a traditional electrical contractor. The Company’s core values are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, the Company’s Chief Executive Officer, has applied such core values to expand into the solar industry. Today, the Company is guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives.

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

After installing more than 125 megawatts of solar energy, we believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. As a result of the completion of our business combination transaction with Jensyn Acquisition Corp. (“Jensyn”) on June 20, 2019, pursuant to which we acquired Peck Electric Co. (the “Reverse Merger and Recapitalization”), we have now opened our family company to the public market as part of our strategic growth plan. We are expanding across the Northeastern U.S. to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

We have a three-pronged growth strategy that includes (1) organic expansion across the Northeastern United States, (2) conducting accretive merger and acquisition transactions to expand geographically, and (3) investing into company-owned solar assets.

Equity and Ownership Structure

On June 20, 2019, Jensyn consummated the Reverse Merger and Recapitalization, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Peck Electric by Jensyn, and in Peck Electric becoming a wholly-owned subsidiary of Jensyn. Jensyn was originally incorporated as a special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Recapitalization. Simultaneously with the Reverse Merger and Recapitalization, we changed our name to “The Peck Company Holdings, Inc.” We conduct all of our business operations exclusively through our wholly-owned subsidiary, Peck Electric. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to The Peck Company Holdings, Inc. and its subsidiary after June 20, 2019, and “Peck Electric” refers to the business of Peck Electric before June 20, 2019. Upon closing of the Reverse Merger and Recapitalization, Peck Electric was deemed the accounting acquirer and takes over the historical information for the Company.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition utilizing a cost to cost method, allowances for uncollectible accounts, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). Under Topic 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. We primarily recognize revenue over time utilizing the cost-to-cost measure of progress on contracts for specific projects and for certain master service and other service agreements.

Contracts. We derive revenue primarily from construction projects performed under: (i) master and other service agreements, which are typically priced using either a time and materials or a fixed price per unit basis; and (ii) contracts for specific projects requiring the construction and installation of an entire infrastructure system or specified units within an infrastructure system, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup.

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2019, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2018.

Performance Obligations. A performance obligation is a contractual promise to transfer a distinct good or service to a customer and is the unit of account under Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. Contract amendments and change orders, which are generally not distinct from the existing contract, are typically accounted for as a modification of the existing contract and performance obligation. The vast majority of our performance obligations are completed within one year.

When more than one contract is entered into with a customer on or close to the same date, management evaluates whether those contracts should be combined and accounted for as a single contract as well as whether those contracts should be accounted for as one, or more than one, performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts.

Union Labor

The Company uses union labor in order to construct and maintain the solar, electric and data work that comprise the core activities of its business. As such, contributions were made by the Company to the National Joint Apprenticeship and Training Committee, the National Electrical Benefit Funds, Union Pension Plans and a union Health and Welfare Fund. Each employee contributes monthly to the International Brotherhood of Electrical Workers (“IBEW”). The Company’s contract with the IBEW expires May 31, 2022.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO THE YEAR ENDED DECEMBER 31, 2018

REVENUE AND COST OF EARNED REVENUE

For the year ended December 31, 2019, our revenue increased 77% to $28,221,569 compared to $15,956,097 for the year ended December 31, 2018. Cost of earned revenue for the year ended December 31, 2019, was 88% higher at $24,050,197 compared to $12,806,767 for the year ended December 31, 2018.

Gross profit was $4,171,372 for the year ended December 31, 2019. This compares to $3,149,330 of gross profit for the year ended December 31, 2018. The gross margin was 14.8% in the year ended December 31, 2019 compared to 19.8% in the year ended December 31, 2018. Approximately 77% of revenue in the year ended December 31, 2019 was from solar installations compared to 62% of revenues in the year ended December 31, 2018.

Additionally, gross margins were lower as a result of acquiring projects directly from our development partners at the notice to proceed phase. This strategy results in an increase in revenue and gross profit but does deteriorate the gross margin. The Company will continue to deploy this strategy to gain control of projects at an earlier stage and increase the predictability of its revenue stream.

For 2020, we anticipate an increase in revenue over 2019 due to several factors. The sum of our backlog, projects currently under contract, and anticipated contracts to date are already near $30 million and are anticipated to be completed within the year. We are not typically bidding competitively for projects, but instead engages with its customers over a long-term basis to develop project designs and to help customers reduce project costs. Therefore, the $30 million in project-based revenue anticipated for 2020 represents projects that have a high probability for conversion. Historically, we have been awarded over 95% of the project we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of its pipeline projects.

In addition, we are engaging existing customers and new partners outside of Vermont as part of its planned 2020 expansion across the Northeast. The Company has already identified over $20 million of opportunities in other states that could add to the 2020 and 2021 projections.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore has not historically incurred significant selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $2,385,900 for the year ended December 31, 2019, compared to $1,226,102 for the year ended December 31, 2018. As a percentage of revenue, G&A expenses increased slightly to 8.5% in the year ended December 31, 2019 compared to 7.7% in the year ended December 31, 2018. In total dollars, G&A expense increased primarily due to the cost associated with being a public entity. The expense related to accounting, legal and professional services increased significantly in the year ended December 31, 2019 compared to the year ended December 31, 2018.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses for 2019 are expected to be stable or decrease compared to prior years as we continue to look for opportunities to streamline its operations and decrease its cost structure. To date, we have reduced certain administrative and insurance costs and restructured its utilization of skilled labor in order to reduce the overhead burden, without compromising the ability to operate effectively.

OTHER EXPENSES

Interest expense for the twelve months ended December 31, 2019, was $244,068 compared to $134,810 for the same period of the prior year as a result of increased utilization of our line of credit.

INCOME TAX EXPENSE

The US GAAP effective tax rate for the years ended December 31, 2019 was 163.19% and December 31, 2018 was 0.00%. The proforma effective tax rate for the years ended December 31, 2019 was 27.72% and December 31, 2018 was 0.00%. The change in the effective tax rate (“ETR”) is driven by the conversion from S corporation to C Corporation, which occurred on the date of the Reverse Merger and Recapitalization. This conversion resulted in non-recurring deferred tax expense of $1,098,481 for the year ended December 31, 2019 related to the recognition of deferred tax liabilities for temporary differences that existed on the date of the change. Excluding the impact of the conversion, the Company’s ETR was 27.72% based on the statutory tax rates in the jurisdictions where the Company is subject to income taxes.

NET (LOSS) INCOME

The net loss for the year ended December 31, 2019 was $427,795 compared to a net income of $1,055,972 for the year ended December 31, 2018.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA, Adjusted EBITDA and Earnout Adjusted EBITDA

Included in this presentation are discussions and reconciliations of earnings before interest, income tax and depreciation and amortization (“EBITDA”) and EBITDA adjusted for certain non-cash, non-recurring or non-core expenses (“Adjusted EBITDA”) to net income in accordance with GAAP. Adjusted EBITDA excludes certain non-cash and other expenses, certain legal services costs, professional and consulting fees and expenses, and one-time Reverse Merger and Recapitalization expenses and certain adjustments. We believe that these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

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

The reconciliations of EBITDA, Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Year ended December 31,
	2019	2018
Net income (loss)	$(427,795)	$1,056,222
Depreciation and amortization	621,233	537,484
Interest expense	244,068	134,810
Income Tax	1,104,840	250
EBITDA	1,542,346	1,728,766
Other costs (1)	273,819	0

Adjusted EBITDA	1,816,165	1,728,766

Weighted Average shares outstanding	4,447,681	3,234,501

Adjusted EPS	0.41	0.53

(1)	Other costs consist of one-time expenses of multiple year financial audits and other legal and professional fees associated with the Reverse Merger and Recapitalization. Prior to the Reverse Merger and Recapitalization, the Company did not require annual financial statement audits. As part of the preparation for being a publicly traded entity, the Company was required to undergo financial statement audit for the years ended December 31, 2017. The cost of this expense is included in other costs.

LIQUIDITY AND CAPITAL RESOURCES

We had $95,930 in unrestricted cash at December 31, 2019, as compared to $313,217 at December 31, 2018.

As of December 31, 2019, our working capital surplus was $362,586 compared to a working capital deficit of $276,269 at December 31, 2018. We believe that the aggregate of our existing cash and cash equivalents, including our working capital line of credit and equity line of capital, will be sufficient to meet our operating cash requirements until at least March 30, 2021. Under the terms of the equity line of credit entered into on September 26, 2019, Lincoln Park Capital is required to purchase shares up to a total value of $15,000,000 pursuant to certain terms and conditions. As of December 31, 2019, $7,500,000 of the equity line of credit is available for use. We can require the purchase of 50,000 shares of Common Stock under a regular purchase. On the next day following a regular purchase, we can require the purchase of an accelerated purchase equal to 200% of the shares sold in the regular purchase as well as an additional accelerated purchase equal to 300% of the shares sold in the regular purchase. The total number of shares authorized under the Purchase Agreement total 3,024,194 which would allow us to maximize the equity line of credit within 10 business days. At that moment, we have no plans to utilize our equity line of credit, but we do have the capability to raise capital utilizing this at-the-market offering and receive the cash proceeds from the transaction to fund our operating activities.

Cash flow used in operating activities was $2,130,694 for the year ended December 31, 2019, compared to $1,634,492 of cash provided by operating activities in the year ended December 31, 2018. The decrease in cash provided by operating activities was primarily the result of the increase in accounts receivable of approximately $5,309,192 (revenue increased by 77% when compared to the prior year) offset by the increase in accounts payable of $2,778,732.

Net cash used in investing activities was $4,276 for the year ended December 31, 2019, compared to $2,857,809 used in the year ended December 31, 2018. This decrease was primarily related to the decreased construction activity relating to our owned solar array assets. We did not construct any Company-owned solar array assets during the year ended December 31, 2019. For the year ended December 31, 2018, we capitalized $2,505,527 of owned solar arrays and purchased vehicles and equipment totaling $223,562. There were small equipment and vehicle purchases totaling $166,405 for the year ended December 31, 2019.

Net cash provided by financing activities was $1,917,683 for the year ended December 31, 2019 compared to $775,753 for the year ended December 31, 2018. Cash provided by financing activities consisted of funds received as draws from the revolving line of credit and was partially offset by principal payments for equipment notes and capital leases. Cash utilized in financing activities include S corporation distributions paid to shareholders prior to June 20, 2019 and amounts paid for recapitalization costs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2019, our variable interest rate debt was primarily related to our Credit Facility. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based, prime rate, as defined in the Credit Facility, plus a margin. As of December 31, 2019, we had $3.5 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 4.75%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $50,000 for the year ended December 31, 2019.

As of December 31, 2019, our fixed interest rate debt primarily included $2.4 million aggregate principal amount of with variable interest rates, which accrued interest at a weighted average interest rate of approximately 4.4%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Peck Company Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Peck Company Holdings, Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

New York, NY

April 14, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Peck Electric Company

South Burlington, Vermont

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Peck Electric Company (the “Company”) as of December 31, 2018, the related statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Engagement Partner Disclosure

The engagement partner on our audit for the year ended December 31, 2018 was Thomas Stretton.

/s/ McSoley McCoy & Company

We have served as the Company’s auditor since 2018.

South Burlington,

Vermont VT Reg. No. 92-349

March 28, 2019, except for the unaudited proforma information on page 4 and Note 14, as to which is May 6, 2019

The Peck Company Holdings, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
Assets
Current Assets:
Cash	$95,930	$313,217
Accounts receivable, net of allowance	7,294,605	2,054,413
Costs and estimated earnings in excess of billings	1,272,372	718,984
Due from stockholders	0	2,858
Other current assets	201,326	0
Total current assets	8,864,233	3,089,472

Property and equipment:
Building and improvements	672,727	666,157
Vehicles	1,283,364	1,147,371
Tools and equipment	517,602	493,760
Solar arrays	6,386,025	6,386,025
	8,859,718	8,693,313
Less accumulated depreciation	(2,193,007)	(1,571,774)
	6,666,711	7,121,539
Other Assets:
Captive insurance investment	140,875	80,823
Due from stockholders	0	250,000
Cash surrender value – life insurance	0	224,530
	140,875	555,353
Total assets	$15,671,819	$10,766,364

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable, includes book overdraft of $1,496,695 and $0 at December 31, 2019 and 2018, respectively	$4,274,517	$1,495,785
Accrued expenses	119,211	236,460

Billings in excess of costs and estimated earnings on uncompleted contracts	126,026	180,627
Accrued losses on contract in progress	0	9,128
Due to stockholders	342,718	33,463
Line of credit	3,185,041	972,524
Current portion of deferred compensation	27,880	27,057
Current portion of long-term debt	426,254	410,686
Total current liabilities	8,501,647	3,365,730

Long-term liabilities:
Deferred compensation, net of current portion	88,883	116,711
Deferred tax liability	1,098,481	0
Long-term debt, net of current portion	1,966,047	2,212,885
Total liabilities	11,655,058	5,695,326

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock – 0.0001 par value 1,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock – 0.0001 par value 49,000,000 shares authorized, 5,298,159 and 3,234,501 issued and outstanding as of December 31, 2019 and 2018, respectively	529	323
Additional paid-in capital	412,356	552,630
Retained earnings	3,603,876	4,518,085
Total Stockholders’ equity	4,016,761	5,071,038
Total liabilities and stockholders’ equity	$15,671,819	$10,766,364

The accompanying notes are an integral part of these consolidated financial statements.

The Peck Company Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2019 and 2018

	2019	2018

Earned revenue	$28,221,569	$15,956,097
Cost of earned revenue	24,050,197	12,806,767
Gross profit	4,171,372	3,149,330

Warehouse and other operating expenses	864,359	732,196
General and administrative expenses	2,385,900	1,226,102
Total operating expenses	3,250,259	1,958,298
Operating income	921,113	1,191,032

Other income (expenses)
Interest expense	(244,068)	(134,810)

Income before income taxes	677,045	1,056,222
Provision for income taxes	1,104,840	250

Net (loss) income	$(427,795)	$1,055,972

Pro forma information
Net (loss) income	$677,045	$1,056,222
Income tax expense	187,677	292,785
	$489,368	$763,437
Net (loss) income per share:
Weighted average shares outstanding
Basic	4,447,681	3,234,501
Diluted	4,447,681	3,234,501

Basic	$(0.10)	$0.33
Diluted	$(0.10)	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

The Peck Company Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

December 31, 2019 and 2018

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2018	3,234,501	$323	$552,630	$3,955,942	$4,508,895

Cash distributions to stockholders	0	0	0	(493,829)	(493,829)

Net Income				1,055,972	1,055,972

Balance as of December 31, 2018	3,234,501	$323	$552,630	$4,518,085	$5,071,038
Distributions to stockholders in 2019 prior to June 20	0	0	0	(486,414)	(486,414)

Conversion of Rights to common shares	419,450	42	0	0	42

Combination with Peck Electric Co.	1,820,744	182	(129,324)	0	(129,142)

Shares issued for equity line	81,263	8	(10,976)	0	(10,968)

Forfeitures	(257,799)	(26)	26	0	0

Net Loss				(427,795)	(427,795)
Balance as of, December 31, 2019	5,298,159	$529	$412,356	$3,603,876	$4,016,761

The accompanying notes are an integral part of these consolidated financial statements.

The Peck Company Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities
Net (loss) income	$(427,795)	$1,055,972

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	621,233	537,484
Bad debt expense	69,000	0
Deferred finance charge amortization	1,544	0
Provision for deferred income taxes	1,098,481	0

Changes in operating assets and liabilities:
Accounts receivable	(5,309,192)	1,071,945
Prepaid expenses	(201,326)	0
Costs and estimated earnings in excess of billings	(553,388)	(314,885)
Accounts payable	2,778,732	(707,687)
Accrued expenses	(117,249)	(87,677)
Billings in excess of costs and estimated earnings on uncompleted contracts	(54,601)	(73,556)
Accrued losses on contract in progress	(9,128)	9,128
Deferred compensation	(27,005)	143,768
Net cash (used in) provided by operating activities	(2,130,694)	1,634,492

Cash flows from investing activities:
Purchase of solar arrays and equipment	(39,612)	(2,729,089)
Cash surrender value – life insurance	224,530	(83,897)
Investment costs	(129,142)	0
Investment in captive insurance	(60,052)	(44,823)
Net cash used in investing activities	(4,276)	(2,857,809)

Cash flows from financing activities:
Net borrowings on line of credit	2,212,517	972,524
Proceeds from long-term debt	9,338	930,395
Deferred finance charges	(21,547)	0
Payments of long-term debt	(347,356)	(387,622)
Due to stockholders	295,299	(245,715)
Equity line issuance costs	(10,968)	0
Stockholder distributions paid	(219,600)	(493,829)
Net cash provided by financing activities	1,917,683	775,753
Net decrease in cash	(217,287)	(447,564)
Cash, beginning of year	313,217	760,781
Cash, end of year	$95,930	$313,217

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest	$244,068	$134,810
Income taxes	5,859	250

Supplemental schedule of non-cash investing and financing activities:
Vehicles purchased and financed	$126,793	$189,563
Shares of Common Stock issued for equity line, at par	$8	$0
Accrued S corporation distributions which have not been paid	$266,814	$0

The accompanying notes are an integral part of these consolidated financial statements.

THE PECK COMPANY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

On February 26, 2019, Peck Electric Co., a privately held company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Jensyn Acquisition Corp. (“Jensyn”), a publicly held company whose primary business objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination (the “Reverse Merger and Recapitalization”), with one or more target businesses (a special purpose acquisition company or “SPAC”). On June 20, 2019, with the approval of the stockholders of each of Peck Electric Co. and Jensyn, the Reverse Merger and Recapitalization was completed. In connection with the Reverse Merger and Recapitalization, Jensyn issued 3,234,501 shares of Jensyn’s Common Stock, par value $0.0001 per share (the “Common Stock”), to the stockholders of the Peck Electric Co. in exchange for all of the equity securities of Peck Electric Co., and Peck Electric Co. became a wholly-owned subsidiary of Jensyn. While Jensyn was the surviving legal entity, Peck Company Holdings, Inc. was deemed the acquiring entity for accounting purposes. Concurrent with the completion of the Reverse Merger and Recapitalization, Jensyn changed its name from “Jensyn Acquisition Corp.” to “The Peck Company Holdings, Inc.” and the symbol for its common stock traded on Nasdaq became “PECK”. Unless the context otherwise requires, “we,” “us,” “our,” “Peck Company” and the “Company” refer to the combined company.

As a SPAC Jensyn had substantially no business operations prior to June 20, 2019. For financial accounting and reporting purposes the Exchange Agreement was accounted for as a “reverse recapitalization” in accordance with U.S. GAAP. Under this method of accounting, Jensyn was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Peck Electric Co shareholders having a majority of the voting power of the combined company, Peck Electric Co. comprising the ongoing operations of the combined entity, Peck Electric Co. comprising a majority of the governing body of the combined company, and Peck Electric Co.’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Exchange Agreement was treated as the equivalent of the Peck Electric Co. issuing stock for the net assets and equity of Jensyn, consisting of $0 assets, accompanied by a recapitalization (referred to as “the Exchange Agreement”). The net assets of Jensyn were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Exchange Agreement are those of Peck Electric Co.

Prior to June 20, 2019, Peck Electric Co. was a “pass-through” (S-corporation) entity for income tax purposes and had no material income tax accounting reflected in its financial statements for financial reporting purposes since taxable income and deductions were “passed through” to Peck Electric Co.’s stockholders. As of the date of the completion of the Exchange Agreement, Peck Electric effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the resulting in a deferred tax liability of $1,506,362. The financial statements of the Company now account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income taxes.

Since Peck Electric was deemed the accounting acquirer and takes over the historical information for the Company, the consolidated Company uses the accounting policies of Peck as described in Note 1 to Peck’s audited financial statements as of and for the years ended December 31, 2019 and 2018. As a result of the Reverse Merger and Recapitalization, the Company implemented changes to the following accounting policies, adoption of an accounting policy for income taxes in the second quarter of 2019, updated accounting policy for earnings per share, deferred finance costs, fair value of financial instruments and the adoption of a new revenue recognition policy.

b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Peck Holdings Company, Inc. and its wholly owned operating subsidiary, Peck Electric Co. All material intercompany transactions have been eliminated upon consolidation of these entities.

c)	Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

d)	Revenue Recognition

1) Accounting Change

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance in U.S. GAAP. The ASU also required expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new standard in the fourth quarter 2019, effective January 1, 2019, the first day of the Company’s fiscal year, using the modified retrospective method.

As part of the adoption of the ASU, the Company elected to use the following transition practical expedients: (i) completed contracts that begin and end in the same annual reporting period have not been restated; (ii) the Company used the known transaction price for completed contracts; (iii) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior to the date of initial application of the ASU; and (iv) the Company has reflected the aggregate of all contract modifications that occurred prior to the date of initial application when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.

The majority of the Company’s revenue is recognized over time based on the percentage of completion method with cost inputs. Revenue recognized over time primarily consists of performance obligations that are satisfied within one year or less.

The adoption of this ASU did not have a significant impact on the Company’s financial statements. The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on the Company’s evaluation process and review of its contracts with customers, the timing and amount of revenue recognized previously is consistent with how revenue is recognized under the new standard. No changes were required to previously reported revenues as a result of the adoption.

2) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer As of December 31, 2019, the Company had $0 in pre-contract costs classified as a current asset under contract assets on the Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

For sales of solar power systems in which the Company sells a controlling interest in the project to a customer, revenue is recognized for the consideration received when control of the underlying project is transferred to the customer. Revenue may also be recognized for the sale of a solar power system after it has been completed due to the timing of when a sales contract has been entered into with the customer.

Energy Generation

Revenue from net metering credits is recorded as electricity is generated from the solar arrays and billed to customers (PPA off-taker) at the price rate stated in the applicable power purchase agreement (PPA).

Operation and Maintenance and Other Miscellaneous Services

Revenue for time and materials contracts is recognized as the service is provided.

3) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the years ended December 31:

	2019	2018
Solar Operations
Performance obligations satisfied at a point in time	$4,220,000	$0
Performance obligations satisfied over time	$17,849,945	$10,240,996
Total

Electric Operations
Performance obligations satisfied at a point in time	$0	$0
Performance obligations satisfied over time	$4,962,539	$4,007,650
Total

Data and Network Operations
Performance obligations satisfied at a point in time	$0	$0
Performance obligations satisfied over time	$1,189,085	$1,707,451
Total
Performance obligations satisfied at a point in time	$4,220,000	$0
Performance obligations satisfied over time	$24,001,269	$15,956,097
Total

4) Variable Consideration

The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders; award and incentive fees; and liquidated damages and penalties. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

5) Remaining Performance Obligation

Remaining performance obligations, or backlog, represents the aggregate amount of the transaction price allocated to the remaining obligations that the Company has not performed under its customer contracts. The Company has elected to use the optional exemption in ASC 606-10-50-14, which exempts an entity from such disclosures if a performance obligation is part of a contract with an original expected duration of one year or less.

6) Warranties

The Company generally provides limited warranties for work performed under its construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual contract cost estimates for purposes of accounting for long-term contracts.

7) Practical Expedients

If the Company has a right to consideration from a customer in an amount that corresponds directly with the value of the Company’s performance completed to date (a service contract in which the Company bills a fixed amount for each hour of service provided), the Company recognizes revenue in the amount to which it has a right to invoice for services performed. The Company does not adjust the contract price for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a service to a customer and when the customer pays for that service will be one year or less.

e)	Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $84,000 at December 31, 2019 and $15,000 at December 31, 2018, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

f)	Project Assets

Project assets primarily consist of costs related to solar power projects that are in various stages of development that are capitalized prior to the completion of the sale of the project, and are actively marketed and intended to be sold. In contrast to contract assets, the Company holds a controlling interest in the project itself. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. The Company typically classifies project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. Once the Company enters into a definitive sales agreement, such project assets are classified as current until the sale is completed and the Company has met all of the criteria to recognize the sale as revenue. Any income generated by a project while it remains within project assets is accounted for as a reduction to the basis in the project. If a project is completed and begins commercial operation prior to the closing of a sales arrangement, the completed project will remain in project assets until placed in service. All expenditures related to the development and construction of project assets, whether fully or partially owned, are presented as a component of cash flows from operating activities. Project assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A project is considered commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. A partially developed or partially constructed project is considered to be commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. The Company examines a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, permitting, market pricing, regulatory, or other conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “Selling, general and administrative” expense.

Project Asset were $0 for the years ended December 31, 2019 and 2018, respectively.

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

Total depreciation expense for the years ended December 31, 2019 and 2018 was $621,233 and $537,484, respectively.

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

i)	Asset Retirement Obligations

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and they capitalize the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore, not recorded as a liability at December 31, 2019 and 2018.

j)	Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At December 31, 2019, the uninsured balances were $0.

k)	Income Taxes

Through June 20, 2019 (the date of the completion of the exchange agreement) the former Peck Electric had elected to be taxed as an S-Corporation under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to former Peck Electric stockholders. Accordingly, no provision for federal income tax was required. However, the Company did calculate a proforma provision. The provision for income taxes for former Peck Electric was primarily for Vermont minimum taxes. As of the date of the completion of the Exchange Agreement, the Company effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the change resulting in a deferred tax liability of $1,506,362.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The financial statements of the Company account for deferred tax assets and liabilities in accordance with Accounting Standards Codification (“ASC”) 740, Income taxes.

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

l)	Sales Tax

The Company’s accounting policy is to exclude state sales tax collected and remitted from revenues and costs of sales, respectively.

m)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, specifically percentage-of-completion, and valuation of deferred tax assets. Actual results could differ from those estimates.

n)	Recently Issued Accounting Pronouncements

Prior to June 20, 2019, the Company was defined as a non-public entity for purposes of applying transition guidance related to new or revised accounting standards under GAAP, and was required to adopt new or revised accounting standards after the required adoption dates that applied to public companies. Subsequent to June 20, 2019, the Company maintains its emerging growth company status until no later than December 31, 2021. The Company will maintain the election available to an emerging growth company to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standard. The company retains its emerging growth status and therefore elects to adopt new or revised accounting standards on the adoption date required for a private company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classifications affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. This standard is effective for the Company’s annual reporting period beginning in 2020 and interim periods beginning first quarter of 2021. The Company is evaluating the impact ASU 2016-02 will have on its financial statements and associated disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. The Company recognizes revenue from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). The Company adopted the requirements of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, under the modified retrospective transition approach effective January 1, 2019, with application to all existing contracts that were not substantially completed as of January 1, 2019. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an Emerging Growth Company, the standard is effective for the Company’s 2019 annual reporting period and for interim periods after 2019. The standard allows the use of retrospective or modified retrospective transition method. The Company has selected the modified retrospective transition method has discussed in the Revenue Recognition section of the Significant Accounting Policies footnote. Based on the application of the modified retrospective transition method being applied, the Company noted no impact to the years ended December 31, 2019 and December 31, 2018.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. The update will replace the current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognitions of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. As an Emerging Growth Company, the standard is effective for the Company’s 2021 annual reporting period and interim periods beginning first quarter of 2023. The Company is evaluating the impact of ASU 2016-13 will have on its financial statements and associated disclosures.

In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This ASU represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that each impact classification on the statement of cash flows. In particular issue number three addresses the classification of contingent consideration payments made after a business combination and issue number five the classification of life insurance policy proceeds and premiums. Cash payments made soon after an acquisition’s consummation date (approximately 3 months or less) will be classified as cash outflows from investing activities. Payments made thereafter will be classified as cash outflows from financings activities up to the account of the original contingent consideration liability. Payments in excess of the amount of the original contingent consideration liability will be classified as cash outflows from operating activities. Cash proceeds received from the settlement of corporate-owned life insurance policies should be classified as cash flows from investing activities. Cash payments for premiums may be classified as cash outflows for investing activities, operating activities or a combination of investing and operating activities. As an Emerging Growth Company, this standard is in effect for the Company’s 2019 annual reporting period and interim periods beginning the first quarter of 2020. In accordance with this new standard, the Company has reported the proceeds of settlement of the corporate life insurance policy as an investing activity on its statement of cash flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). This ASU reduces the complexity over accounting for income taxes by removing certain exceptions and amending guidance to improve consistent application of accounting over income taxes. We are currently assessing the provision of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures. The guidance is effective January 1, 2021 with early adoption permitted.

o) Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. The Company incurred $21,547 of deferred financing costs for the year ended December 31, 2019 in connection with a refinance of its revolving line of credit. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $1,544 and $0 for the years ended December 31, 2019 and 2018, respectively. Debt financing costs relating to the equity credit line were offset against additional paid in capital as the shares issued were fully earned on the execution of the agreement. The Company incurred $413,032 of deferred financing costs that was recorded to additional paid in capital for the year ended December 31, 2019.

p) Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, cash collateral deposited with insurance carriers, deferred compensation plan liabilities, accounts payable and other current liabilities, and debt obligations.

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs that may be used are: (i) Level 1 - quoted market prices in active markets for identical assets or liabilities; (ii) Level 2 - observable market-based inputs or other observable inputs; and (iii) Level 3 - significant unobservable inputs that cannot be corroborated by observable market data, which are generally determined using valuation models incorporating management estimates of market participant assumptions. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, cash collateral deposited with insurance carriers, and outstanding balances on its credit facilities approximate their fair values.

The earnout provision of the Share Exchange is considered a Level 3 measurement. Given that the probability of such provisions being achieved is highly unlikely, no value was assigned to the earnout provision.

q) Subsequent Events

The Company has evaluated subsequent events through the date of this filing and based on its evaluation there are no events that are required to be disclosed herein.

r)	Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less as cash equivalents.

2.	EXCHANGE AGREEMENT/REVERSE MERGER AND RECAPITALIZATION

As discussed in Note 1, on June 20, 2019, the Company consummated the business combination pursuant to the Exchange Agreement between Jensyn and Peck Electric Co. The material actions arising from the Exchange Agreement are outlined below:

a) Exchange of Shares

Upon the closing of the Exchange Agreement, the stockholders of Peck Electric Co. exchanged their shares of capital stock in Peck Electric Co. for 3,234,501 shares of the Jensyn’s Common Stock (the “Share Exchange”), representing approximately 59% of Jensyn’s outstanding shares after giving effect to the Reverse Merger and Recapitalization. As a result of the Share Exchange, Peck Electric became a wholly owned subsidiary of the Company.

Upon the closing of the Reverse Merger and Recapitalization and after giving effect to the issuances of Common Stock and the conversion of 4,194,500 rights to purchase Common Stock into 419,450 shares of Common Stock. In addition, 1,819,482 shares of the Company were issued to Jensyn shareholders upon the closing of the Reverse Merger and Recapitalization. The Company also redeemed a total of 492,037 shares of its Common Stock pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation resulting in a total payment to redeeming stockholders of $5,510,814.

i. warrants exercisable for 2,097,250 shares of Common Stock, consisting of 3,900,000 warrants originally sold as part of units in Jensyn’s initial public offering (the “IPO”) and 294,500 warrants sold as part of the units issued in a private placement simultaneously with the consummation of the Jensyn IPO. Each warrant entitles its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share)

ii. warrants exercisable for 195,000 shares of Common Stock, consisting of 390,000 private warrants originally sold as part of Firm Units in the IPO. Each warrant entitled its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

iii. Purchase option for 390,000 Units was originally sold as part of the IPO. Each Unit has an exercise price of $12.00 per Unit and consists of the following:

o	One share of Common Stock
o	One right to receive one-tenth (1/10) of a share of Common Stock issued upon exercise of the Unit

One warrant entitling its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

b) Earnout

In the event that the earnout provisions of Exchange Agreement are deemed to have been met by June 30, 2020, the end of the Earnout Period, then the Company shall issue 898,473 shares of Common Stock to the original Peck Electric Co. stockholders, issue 11,231 shares of Common Stock to Exit Strategy Partners, LLC, and issue shares of Common Stock to certain of the initial stockholders of the Company a number of shares of the Company’s Common Stock equal to the number of shares of the Company’s common stock forfeited and canceled by such stockholders to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the Closing as described below under “Issuance of Additional Shares and Forfeiture of Sponsor Shares.” Earnout provision will be met in the event that (a) the Company’s Adjusted EBITDA for the twelve (12) month period commencing on the first full month that is after the Closing Date (the “Earnout Period”) is $5,000,000 or more (the “Adjusted EBITDA Target) or (b) the closing Stock Price is $12.00 or more after the Closing Date (the “Stock Price Target”) and prior to the end of the Earnout Period.

c) Issuance of Additional Shares and Forfeiture of Sponsor Shares

In connection with the Reverse Merger and Recapitalization arising out of the Exchange Agreement, the Company issued 493,299 shares of Common Stock in exchange for the cancellation of approximately $5,618,675 of obligations and, as contemplated by the Exchange Agreement, certain insiders and their transferees have agreed to forfeit and cancel 281,758 shares of Common Stock. As of December 31, 2019, 257,799 shares of common stock were forfeited and new shares will be issued if the earnout provisions of Exchange Agreement are deemed to have been met by June 30, 2020, the end of the Earnout Period. The remaining 23,959 shares of Common Stock are pending forfeiture and cancellation as of December 31, 2019.

3.	LIQUIDITY AND FINANCIAL CONDITION

In 2019, the Company experienced a net operating loss and negative cash flow from operations. At December 31, 2019, the Company had balances of cash of $95,930, working capital of $362,586 and total stockholders’ equity of $4,016,761. To date, the Company has relied predominantly on operating cash flow to fund its operations and borrowings from its credit facilities.

The Company does not expect to continue to incur losses from operations as the net operating loss was a result of public company, legal and administrative related expenses incurred as well as the conversion to a C corporation at the time of the Reverse Merger and Recapitalization.

Under the terms of the equity line of credit, Lincoln Park Capital is required to purchase shares up to a total value of $15,000,000 pursuant to certain terms and conditions. The Company can require the purchase of 50,000 shares of Common Stock under a regular purchase. On the next day following a regular purchase, the Company can require the purchase of an accelerated purchase equal to 200% of the shares sold in the regular purchase as well as an additional accelerated purchase equal to 300% of the shares sold in the regular purchase. The total number of shares authorized under the Purchase Agreement total 3,024,194 which would allow the Company to maximize the equity line of credit within 10 business days.

The Company believes its current cash on hand, the availability under the equity line of credits, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31, 2019	December 31, 2018

Accounts receivable - contracts in progress	$7,190,412	$1,672,900
Accounts receivable - retainage	188,193	396,513
	7,378,605	2,069,413
Allowance for doubtful accounts	(84,000)	(15,000)

Total	$7,294,605	$2,054,413

Bad debt expense was $69,000 and $0 for the years ended December 31, 2019 and 2018, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Costs in excess of billings	$1,272,372	$718,984
Unbilled receivables	206,213	69,258
Retainage	188,193	396,513
	$1,666,778	$1,184,755

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of December 31, 2019 will be billed and collected within one year. Contract liabilities were as follows at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Billings in excess of costs	$126,026	$180,627

	$126,026	$180,627

5.	CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	December 31, 2019	December 31, 2018

Expenditures to date on uncompleted contracts	$4,699,855	$5,870,664
Estimated earnings thereon	1,409,060	1,760,940
	6,108,915	7,631,604
Less billings to date	(5,168,782)	(7,162,505)
	940,133	469,099
Plus under billings remaining on contracts 100% complete	206,213	69,258

Total	$1,146,346	$538,357

Included in accompany balance sheets under the following captions

	December 31, 2019	December 31, 2018

Cost and estimated earnings in excess of billings	$1,272,372	$718,984
Billings in excess of costs and estimated earnings on uncompleted contracts	(126,026)	(180,627)

	$1,146,346	$538,357

6.	CASH SURRENDER VALUE - LIFE INSURANCE

The Company has purchased life insurance contracts on key employees as an investment. During 2019 the cash surrender value was settled for cash resulting a $0 balance as of December 31, 2019. Previously, the cash surrender value of these contracts was $224,530 as of December 31, 2018.

7.	LONG-TERM DEBT

A summary of long-term debt is as follows:

	December 31, 2019	December 31, 2018

NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$723,230	$0

NBT Bank, National Association, 4.00% interest rate, secured by all business assets, payable in monthly installments of $12,070 through January 2021.	153,258	0

NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	274,476	0

NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	244,920	0

NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	474,464	0

NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	110,413	139,416

Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	333,510	389,575

National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/20 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	98,033	120,131

Community Bank, N.A. Loan paid in full through refinance	0	1,974,449

	2,412,304	2,623,571
Less current portion	(426,254)	(410,686)
	1,986,050	2,212,855
Less debt issuance costs	(20,003)	0
	$1,966,047	$2,212,885

Maturities of long-term debt are as follows:

Year ending September 30:	Amount

2020	$426,254
2021	306,504
2022	304,574
2023	262,008
2024	213,524
Thereafter	899,440

$2,412,304

8.	LINE OF CREDIT

The Company has a working capital line of credit with NBT Bank with a limit of $3,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 4.75%. The maturity date is September 2020. The balance outstanding at December 31, 2019 was $2,663,124. Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and it and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis and are in effect beginning September 2020.

The Company has a line of credit with NBT Bank with a limit of $2,000,000 to fund the development of certain solar arrays. The line has a variable interest rate based on the Wall Street Journal Prime rate, currently 4.75%. The maturity date is September 2020. The balance outstanding at December 31, 2019 was $510,100. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis and are in effect beginning September 2020.

The Company had a line of credit with Community Bank, N.A., with a limit of $2,100,000 and a variable interest rate of prime plus ..5%, which was paid in full on September 17, 2019. The balance outstanding at December 31, 2018 was $972,524. The line and former Community Bank, N.A. notes were personally guaranteed by the two majority stockholders and were subject to the provisions of an agreement containing the covenants that require the maintenance of certain financial ratios.

9.	COMMITTMENTS AND CONTINGENCIES

In 2015 the Company entered into two twenty-five-year non-cancelable lease agreements for land on which they constructed solar arrays. One lease has fixed annual rent of $2,500. The second lease has annual rent of $2,500 with an annual increase of 2%.

In 2017 the Company entered into a twenty-year non-cancelable lease agreement for land on which it constructed solar arrays. The lease has annual rent of $3,500 with an annual increase of 2%.

In 2018 the Company entered into a twenty-year non-cancelable lease agreement for land on which it constructed solar arrays. The lease has annual rent of $26,000.

In 2019 the Company entered into a two-year non-cancelable lease agreement for equipment used in solar installations. The leases have a combined annual rent of $45,832.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

Total rent expense for all of the non-cancelable leases above were $58,605 and $50,087 for the years ended December 31, 2019 and 2018, respectively.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $384,536 and $193,442 for the year ended December 31, 2019 and 2018, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount

2020	$80,806
2021	54,201
2022	35,236
2023	35,371
2024	35,508
Thereafter	483,777
$724,899

10.	EQUITY FINANCINGS

On September 26, 2019, the Company entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, upon the terms and subject to the conditions and limitations set further therein, Lincoln Park has committed to purchase an aggregate of $15.0 million of the Company’s Common Stock from time to time at the sole discretion of the Company. (the “Purchase Agreement”) As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park as a commitment fee (the “Commitment Shares”) 81,263 share of Company Common Stock with a fair value of $4.96. The fair value of the shares issued was recorded to additional paid in capital at December 31, 2019.

11.	UNION ASSESSMENTS

The Company employs members of the International Brotherhood of Electrical Workers Local 300 (IBEW). The union fee assessments payable are both withholdings from employees and employer assessments. Union fees are for monthly dues, defined contribution pension, health and welfare funds as part of multi-employer plans. All union assessments are based on the number of hours worked or a percentage of gross wages as stipulated in the agreement with the Union.

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions. During the years ended December 31, 2019 and 2018, the Company incurred the following union assessments.

	December 31, 2019	December 31, 2018

Pension fund	$374,020	$300,962
Welfare fund	1,192,831	930,961
National employees benefit fund	131,982	97,316
Joint apprenticeship and training committee	17,829	11,637
401(k) matching	38,521	37,254
Total	$1,755,183	$1,378,130

Multiemployer Plans

The Company is party to collective bargaining agreements with unions representing certain of their employees, which require the Company to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to Multi-Employer Pension Plans (“MEPP”). The Pension Plan Agreement (“PPA”) defines the funding rules for defined benefit pension plans and establishes funding classifications for U.S.-registered multiemployer pension plans. Under the PPA, plans are classified into one of the following five categories, based on multiple factors, also referred to as a plan’s “zone status”: Green (safe), Yellow (endangered), Orange (seriously endangered), and Red (critical or critical and declining). Factors included in the determination of a plan’s zone status include: funded percentage, cash flow position and whether the plan is projecting a minimum funding deficiency.

A multiemployer plan that is so underfunded as to be in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status (as determined under the PPA) is required to adopt a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”), which, among other actions, could include decreased benefits and increased employer contributions, which could take the form of a surcharge on benefit contributions. These actions are intended to improve their funding status over a period of years. If a pension fund is in critical status, a participating employer must pay an automatic surcharge in addition to contributions otherwise required under the collective bargaining agreement (“CBA”). With some exceptions, the surcharge is equal to 5% of required contributions for the initial critical year and 10% for each succeeding plan year in which the plan remains in critical status. The surcharge ceases on the effective date of a CBA (or other agreement) that includes contribution and benefit terms consistent with the rehabilitation plan. Certain plans in which the Company participates are in “endangered,” “seriously endangered,” “critical,” or “critical and declining” status. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to the uncertainty of the future levels of work that could be required of the union employees covered by these plans, as well as the required future contribution rates and possible surcharges applicable to these plans.

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions
			For the Years Ended December 31,			Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2019	2018	Expiration Date of CBA	2019	As of	2018	As of	FIP/RP Status	Surcharge
National Electrical Benefit Fund	53-0181657	1	131,982	97,316	5/31/2022	Green	12/31/2018	Green	12/31/2017	NA	No
Total multiemployer pension plan contributions			$131,982	$97,316

12.	PROVISION FOR INCOME TAXES

In connection with the closing of the Reverse Merger and Recapitalization the Company’s tax status changed from a S corporation to a C corporation. As a result, the Company is responsible for Federal and State income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. The Company recorded income tax expense and a deferred tax liability of $1,104,840 of which $1,506,362 was recorded at the time of conversion to a C Corporation.

The Company’s statements of operations also present pro-forma income tax expense for periods prior to June 20, 2019 with an effective tax rate of 27.7%.

The Merger between Jensyn and Peck Electric Co. and the Company’s recapitalization on June 20, 2019 caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. The Company recognized tax net operating losses which it expects to fully utilize over time subject to annual limitations as set forth in the Internal Revenue Code.

The provision for income taxes for the year ended December 31, 2019 and 2018 consists of the following:

	2019	2018
Current
Federal	$0	$0
State	6,359	250

Total Current	6,359	250

Deferred
Federal	751,432	0
State	347,049	0

Total Deferred	$1,098,481	0

Provision for Income Taxes	$1,104,840	$250

The Company’s total deferred tax assets and liabilities at December 31, 2019 are as follows:

	2019	2018
Deferred tax assets (liabilities)
Accruals and reserves	$4,157	$0
Net operating loss	421,940	0
Total deferred tax assets	426,097	0

Property and equipment	(1,524,578)	0
Total deferred tax liabilities	(1,524,578)	0

Net deferred tax asset (liabilities)	$(1,098,481)	$0

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of December 31, 2019 and 2018. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none for the year ended December 31, 2019 and 2018 respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	2019	2018
Income tax expense at federal statutory rate	$142,179	$221,754
Permanent tax differences	2,049	-
Tax effect of conversion from S corporation	1,134,772	-
Federal taxes on period Company was a flow through entity	(220,005)	(221,702)
State and local taxes net of federal benefit	45,845	198
Income tax expense	$1,104,840	$250

The Company has federal net operating losses of approximately $1,840,000 of which $1,195,000 will expire beginning in 2034, $645,000 of the net operating losses do not expire. Net operating losses incurred beginning in 2018 are not subject to expiration under the Tax Cuts and Jobs Act, but the annual usage is limited to 80% or pre net operating loss taxable income. We believe that it is more likely than not that the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

13.	CAPTIVE INSURANCE

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. Premiums paid totaled $174,891 and $117,528 for the years ended December 31, 2019 and 2018, respectively. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2019 is:

Total assets	$68,741,297
Total liabilities	$34,086,013
Comprehensive income	$5,762,011

NCL’s fiscal year end is September 30, 2019.

	2019	2018
Investment in NCL
Capital	$36,000	$36,000
Cash security	101,555	43,340
Investment income in excess of losses (incurred and reserves)	3,320	1,483
Total deferred tax assets	$140,875	$80,823

14.	RELATED PARTY TRANSACTIONS

 In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company occupies, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At December 31, 2019, the amount is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders” at December 31, 2018. At December 31, 2019, the amount is included in the “due to stockholders” as there is a right to offset.

The Company’s majority stockholder loaned $295,299 to the Company to help with cash flow needs during the year ended December 31, 2019 which is included in the “due to stockholders”.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is allocated pro-rata to each stockholder and is reported on the stockholder’s tax returns. As a result, the Company has accrued a distribution for taxes of $266,814 to the owners of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders”.

The amounts below include amounts due to/from stockholders as of December 31, 2019 and December 31, 2018:

	2019	2018
Due from stockholders consists of unsecured notes from stockholders with interest 2.18%.	$0	$252,858

Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at December 31, 2019 ).	$342,718	$33,463

15.	DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155,000, the net present value of which is $143,768. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of December 31, 2019 and recorded in the statement of operations when incurred.

16.	EARNINGS (LOSS) PER SHARE

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

	Years Ended December 31,
	2019	2018

Numerator:
Net Income (loss)	$(427,795)	$1,055,972

Denominator:
Weighted average shares outstanding:
Basic	4,447,681	3,234,501
Diluted	4,447,681	3,234,501

Basic income (loss) per share	(0.10)	0.33
Diluted income (loss) per share	(0.10)	0.33

Pro forma C-corporation Earnings per share:

Numerator
Net Income	$489,368	$763,437

Denominator:
Weighted average shares outstanding:
Basic	4,447,681	3,234,501
Diluted	4,447,681	3,234,501

Basic income per share	0.11	0.24
Diluted income per share	0.11	0.24

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

	Years Ended December 31,
	2019	2018

Earnout provision, includes new shares of Common Stock that may be issued to former Peck Electric Co. shareholders	898,473	0
Earnout provision, includes new shares of Common Stock that may be issued to Exit Strategy	11,231	0
Earnout provision, including new shares of Common Stock that may be issued to holders of forfeited and canceled shares	257,799	0
Option to purchase Common Stock, from Jensyn’s IPO	429,000	0
Warrants to purchase Common Stock, from Jensyn’s IPO	2,292,250	0

17.	RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS

Certain amounts in the 2018 financial statement were reclassified to conform to the 2019 financial statement presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2019 (the “Form 8-K”), on October 8, 2019, upon receiving approval from the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), the Company dismissed CohnReznick LLP (“CohnReznick”) as the Company’s independent registered public accounting firm, effective immediately. In addition, on October 8, 2019, upon receiving approval from the Audit Committee of the Board of Directors of the Company, Peck Electric dismissed McSoley McCoy & Co. (“McSoley”) as Peck Electric’s independent registered public accounting firm, effective immediately. Prior to the Reverse Merger and Recapitalization, McSoley served as Peck Electric’s independent auditor.

As also reported in the Form 8-K, upon receiving the approval of the Audit Committee, Marcum LLP (“Marcum”) was appointed as the Company’s new independent registered public accounting firm, effective October 8, 2019, to perform independent audit services on the Company and its subsidiary for the Company’s fiscal year ended December 31, 2019.

The reports of each of CohnReznick and McSoley on the Company’s and Peck Electric’s respective financial statements for the fiscal years ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the going concern explanatory paragraph included by CohnReznick in its report for the financial statements of Jensyn Acquisition Corp., the Company’s former name, for the fiscal years ended December 31, 2018.

During the fiscal year of each of the Company and Peck Electric ended December 31, 2018, respectively, and during the subsequent interim periods through the dates of dismissal of CohnReznick and McSoley by the Company and Peck Electric, respectively, there have been no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with CohnReznick or McSoley, as applicable, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of CohnReznick or McSoley, as applicable, would have caused CohnReznick or McSoley to make reference thereto in their respective reports on the financial statements for such years. During the fiscal year of each of the Company and Peck Electric ended December 31, 2018, respectively, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company and Peck Electric provided each of CohnReznick and McSoley with a copy of the disclosure made herein in response to Item 304(a) of Regulation S-K, and CohnReznick and McSoley have furnished the Company and Peck Electric, as applicable, with a copy of their respective letters addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating that CohnReznick and McSoley each agrees with the statements related to them made by the Company in the Form 8-K. A copy of CohnReznick’s letter to the SEC, dated October 15, 2019, is attached as Exhibit 16.1 to the Form 8-K and a copy of McSoley’s letter to the SEC, dated October 15, 2019, is attached as Exhibit 16.2 to the Form 8-K.

During the Company’s fiscal year ended December 31, 2018, neither the Company, nor anyone on its behalf, consulted Marcum regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Company, and no written report or oral advice was provided to the Company by Marcum that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management previously identified control deficiencies regarding the need for a stronger internal control environment relating to the financial statement closing process. Management initially identified and disclosed this deficiency in its annual report for the fiscal year ended December 31, 2018. In 2019, management took steps to remediate these control deficiencies including implementing revised work in process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management identified control deficiencies related to segregation of duties and access controls within the IT environment. Management continues to enhance the internal control environment but has not completed the implementation and testing of the new and revised internal controls. Management believes that these control deficiencies constitutes a material weakness in internal control over financial reporting for the year ended December 31, 2019.

Based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management believes that the controls currently in place are not adequate As such, the material weakness still existed as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed in Management’s Report on Internal Control Over Financial Reporting above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2019 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jeffrey Peck	49	Chief Executive Officer, President and Chairman of the Board
John Sullivan	45	Chief Financial Officer
Frederick Myrick	58	EVP of Solar and Director
Douglas Rose	56	Director
Stewart Martin	55	Director
Daniel Dus	41	Director

Jeffrey Peck was appointed Chief Executive Officer and President of the Company upon the closing of the Reverse Merger and Recapitalization. Mr. Peck previously served as the majority owner and President of Peck Electric since he purchased it from his family in the late 1990s. Since then, Mr. Peck transformed Peck Electric from a local electrical contracting business to one of the largest commercial solar EPC companies in the Northeastern United States and ranked 60th in the U.S. by Solar Power World. Mr. Peck grew Peck Electric to nearly 100 employees, with many employees having tenures over 30 years. Mr. Peck was also responsible for timing the strategic direction of Peck Electric’s focus into solar EPC at the time when solar installation became a profitable business in 2013 and also began investing in a company-owned arrays, with a portfolio now approximately three megawatts. Mr. Peck has served as Chairman of Vermont Electrical Contractors, Chairman of the Joint Health and Welfare Committee as well as the IBEW Local 300 Pension funds. Mr. Peck graduated from Champlain College in 1993. Mr. Peck is well qualified to serve as a director due to his extensive management experience of the Company.

John Sullivan was appointed Chief Financial Officer of the Company in August 2019. Mr. Sullivan previously served as Chief Financial Officer and Chief Operating Officer of Mammut Sports Group, Inc., a Swiss multinational mountaineering and trekking company, from July 2018 to August 2019, and from October 2015 to July 2018, Mr. Sullivan served as Vice President of Finance, Administration and Control of Nokian Tyres, North America, a Finnish tire manufacturing company. In such roles, Mr. Sullivan developed and managed all financial, administrative and internal control responsibilities for such companies’ North American operations, among other responsibilities. From October 2007 to October 2015, Mr. Sullivan served as Chief Financial Officer of Century Arms, Inc., Century International Arms, Inc. and Century International Arms, Corp., U.S. based firearms importers and manufacturers, where he managed the financial and accounting divisions of such companies. Prior to serving in such executive roles, Mr. Sullivan held consulting and senior accountant positions at Green Cab, LLC, The Syndio Group, Gallagher, Flynn & Company, Little Man, Inc. and the New England Culinary Institute. Mr. Sullivan holds a B.S. in Business Management from Union Institute & University.

Fredrick “Kip” Myrick was appointed to the Board of Directors of the Company and Executive Vice President of Solar upon the consummation of the Reverse Merger and Recapitalization, and had previously worked at Peck Electric for over 30 years since joining in 1988 as a journeyman electrician, including serving as Peck Electric’s Vice President until the consummation of the Reverse Merger and Recapitalization. In 1993, Mr. Myrick was promoted to foreman and successfully managed the numerous small and large-scale projects at Global Foundries, IBM’s chip-manufacturing business. From 1995 to 1998 Mr. Myrick held positions of general foreman and superintendent, then project manager/estimator in 2005. In 2006, Mr. Myrick became a significant minority shareholder in the Company and its Vice President, then started the Peck Solar division in 2008 and has managed the construction of the largest solar array in Vermont. Mr. Myrick is also responsible for the innovative dual-use farming of saffron with solar arrays in collaboration with the University of Vermont, which has attracted national news attention. Mr. Myrick is a NABCEP-certified Photovoltaic Installation Professional and holds a Vermont Master Electricians License. Mr. Myrick is well qualified to serve as a director due to his experience of solar project design and construction.

Doug Rose, Ph.D. was appointed to the Board of Directors of the Company upon the consummation of the Reverse Merger and Recapitalization and has over 25 years of experience in the solar industry. Since 2010, Dr. Rose has held the position of Vice President, Technology Strategy in SunPower Corporation’s strategy and business development group. Previous roles at SunPower, a U.S. energy company and manufacturer of crystalline silicon photovoltaic cells and solar panels, include Product Engineering Manager, Director of Module R&D, and Technology Development Director. Prior to joining SunPower, he held positions in technology assessment and technology development at GTE, PV research at the National Renewable Energy Laboratory, and thin-film PV research and management at First Solar. He also held board of director and board observer positions at Solexel and SolarBridge. Dr. Rose has degrees in mechanical engineering from Iowa State and Stanford University and a Ph.D. in electrical engineering from the University of Colorado. He is author or co-author of more than 50 publications and 21 U.S. patents in the field of solar energy. Dr. Rose is well qualified to serve as independent director due to his extensive industry and management experience.

Stewart Martin was appointed to the Board of Directors of the Company upon the consummation of the Reverse Merger and Recapitalization and previously served as a member of Jensyn’s Board of Directors since November 2016. Since August 2013, he has served as Executive Vice President, Sales and Producer Development of Marsh & McLennan Agencies – Florida, a subsidiary of Marsh & McLennan Companies. He previously served as Senior Vice President and a member of the Board of Directors of Seitlin Insurance and Advisors, which was acquired by Marsh & McLennan, LLC in November 2011. Mr. Martin is well qualified to serve as independent director due to his substantial management and previous board experience.

Daniel Dus was appointed to the Board of Directors of the Company in September 2019. Mr. Dus has served as the Head of Renewables Business, North America since July 2017 for Adani Solar USA, Inc., an affiliate of Adani Group, which is an integrated business conglomerate in India that consists of six publicly traded companies. In this role, Mr. Dus managed the construction of 453 megawatts in solar projects and developed a 1.8 gigawatt pipeline of solar projects for Adani Group in the U.S. From November 2015 to July 2017, Mr. Dus served as the chief development officer for Dynamic Energy Solutions, LLC, a full-service solar energy provider where Mr. Dus was responsible for new market entry, with a focus on greenfield development, community solar and shared renewables. From August 2013 to November 2015, Mr. Dus served as the chief strategy officer for Safari Energy, LLC, a solar power provider focused on serving real estate investment trusts, where Mr. Dus was responsible for business and project development process creation, integration, training and improvement. Prior to that, Mr. Dus served as the chief operations officer and the chief financial officer from September 2008 to August 2013 for Martifer Solar, S.A., a global solar photovoltaic power developer and engineering, construction and procurement, and operations and maintenance provider. At Martifer Solar, S.A., Mr. Dus was responsible for over 1,200 solar clients serviced under leases, power purchase agreements, direct purchase and community solar models, for managing a solar services platform that engaged 75 full time staff members and over 1,000 subcontracted laborers, and for obtaining corporate investment facilities and bonding facilities. Mr. Dus holds a Master of Business Administration from Drexel University and is a certified solar designer, Stanford-certified project manager, Villanova-certified Six Sigma Master Lean Blackbelt, and holds over fifty certificates in energy hedging, grid infrastructure and emerging energy technologies, as well as an OSHA 30. Mr. Dus owns the first property in the world ever powered by alternating current electricity. Mr. Dus is well qualified to serve as independent director due to his extensive industry and management experience.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than the foregoing, no officer, director, or persons nominated for such positions, promoter or significant employee of the Company has been involved in the last ten years in any of the following:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

●	being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; or

●	having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Classified Board of Directors

In accordance with our Second Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving up to a three-year term.

Our Board of Directors consists of five members. Our first class of directors will serve a one-year term expiring at our first annual meeting of stockholders following the consummation of the Reverse Merger and Recapitalization, our second class of directors will serve a two-year term expiring at our second annual meeting of stockholders following the consummation of the Reverse Merger and Recapitalization, and our third class of directors will serve a three-year term expiring at our third annual meeting of stockholders following the consummation of the Reverse Merger and Recapitalization.

During the fiscal year ended December 31, 2019, our Board of Directors held two meetings and acted by unanimous written consent on two occasions and our audit committee held four meetings and acted by unanimous written consent on no occasions. Our compensation committee has not yet met. During the fiscal year ended December 31, 2019, each of our directors attended at least 75% of the board meetings and their respective committee meetings. The Company does not have a policy regarding director attendance at annual meetings, but encourages the directors to attend if possible.

Committees of the Board of Directors

The standing committees of our Board of Directors consists of an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each of the committees report to the Board of Directors as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

We have established an Audit Committee of the Board of Directors, which consists of Messrs. Rose, Dus and Martin, each of whom meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Dus serves as Chairman of our Audit Committee. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

The Audit Committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to the Nasdaq Capital Market that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Dus satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at www.peckcompany.com. The information on our website is not part of this prospectus.

Compensation Committee

The members of our Compensation Committee are Messrs. Rose, Dus and Martin, with Dr. Rose serving as chairman of the compensation committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Our Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.peckcompany.com. The information on our website is not part of this prospectus. The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Corporate Governance and Nominating Committee

Our Corporate Governance and Nominating Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our board of directors; (2) overseeing the organization of our Board of Directors to discharge the Board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our Board of Directors a set of corporate governance guidelines and principles applicable to us.

Our Corporate Governance and Nominating Committee consists of Messrs. Rose, Dus and Martin, with Mr. Martin serving as the chairman. Our Board of directors has adopted a written charter for the Corporate Governance and Nominating Committee, which will be available on our corporate website at www.peckcompany.com. The information on our website is not part of this prospectus.

Compensation Committee Interlocks and Insider Participation

During 2019, no officer or employee served as a member of the Company’s Compensation Committee. None   of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Director Independence

Our Board of Directors has determined that Messrs. Dus, Martin and Rose are “independent directors”, as such term is defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards.

Non-Employee Director Compensation

None of our non-employee directors received any compensation during the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described above, the Compensation Committee is responsible for recommendations relating to compensation of the Company’s directors and executive officers.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our Stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts, which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

●	Base salary and benefits are designed to attract and retain employees over time.
●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
●

Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

●

Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our Board of Directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of The Peck Company’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, the Board of Directors approved all executive officer base salary decisions.

Our Board of Directors determines base salaries for the Named Executive Officers annually, and the Board, upon recommendation of the compensation committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We adopted a 401(k) Plan in 2016 and base salary is the only element of compensation that is used in determining the amount of contributions permitted under the 401(k) Plan.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the executive officers listed below during the years ended December 31, 2019 and 2018. As an emerging growth company, we have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this Annual Report, these officers are referred to as our “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (1)	Total ($)
Jeffrey Peck
Chief Executive Officer,	2019	$299,600	$80,538	$-	-	$-	$380,138
President and Chairman	2018	$284,485	10,869	$-	-	$283,822	$579,176

Fred Myrick
EVP of Solar	2019	$299,600	$80,967	$-	-	$-	$380,567
	2018	$206,233	16,235	$-	-	$141,911	$364,379

John Sullivan
Chief Financial Officer	2019	$52,308	$36,527	$-	-	$-	$88,835
	2018	$-	$-	$-	-	$-	$-

(1)	“All Other Compensation” includes distributions to stockholders during the time that Peck Electric operated as an S-corporation. Distributions to stockholders who also served as managers of Peck Electric during its status as an S- corporation were determined based on the stockholders’ ownership percentages multiplied by 40.3% of net income for 2018.

Nonqualified Deferred Compensation

We did not sponsor any nonqualified defined contribution plans or other nonqualified deferred compensation plans during the years ended December 31, 2019 and 2018. Similarly, we did not sponsor any nonqualified defined contribution plans or other nonqualified deferred compensation plans during the years ended December 31, 2019 and 2018. Our management or compensation committee may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if we determine that doing so is in our best interests.

Outstanding Equity Awards as of December 31, 2019

We do not currently have any equity incentive plans in effect and as such, no option or warrant awards were issued to our named executive officers or are outstanding as of December 31, 2019.

Executive Employment Agreements and Arrangements

None.

Equity Incentive Plans

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The percentage ownership information shown in the table below is based upon 5,298,159 shares of Common Stock outstanding as of December 31, 2019. The percentage ownership information shown in the table below excludes an aggregate of 2,097,250 shares of Common Stock issuable upon the exercise of outstanding warrants, outstanding pre-funded warrants, and outstanding options, and shares of Common Stock issuable in connection with Common Stock awards as of December 31, 2019.

Name and Address of Beneficial Owner(1)	Shares of Common Stock		Percentage Owned

5% or greater stockholders

Mooers Partners, LLC 240 South Pineapple Ave., Suite 701 Sarasota, FL	335,976	(2)	6.5%

Branton Partners, LLC 240 South Pineapple Ave., Suite 701 Sarasota, FL	335,976	(3)	6.5%

Directors and executive officers

Jeffrey Peck	1,406,974	(4)	25.3%

John Sullivan	*		*

Frederick Myrick	703,487	(5)	12.7%

Douglas Rose	—		*

Daniel Dus	—		*

Stewart Martin	4,000		*

All officers and directors as a group (6 persons)	2,114,461		38.1%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the stockholders is 4050 Williston Road, #511, South Burlington, VT 05403.

(2)	The shares of Common Stock held by Mooers Partners, LLC are subject to the Voting Agreement, pursuant to which Mr. Peck has sole voting power of all such shares held by Mooers Partners, LLC. Mooers Partners, LLC has retained an economic interest in such shares.

(3)	The shares of Common Stock held by Branton Partners, LLC are subject to the Voting Agreement, pursuant to which Mr. Peck has sole voting power of all such shares held by Branton Partners, LLC. Branton Partners, LLC has retained an economic interest in such shares.

(4)	Pursuant to the Voting Agreement, Mr. Peck has sole voting power over the shares held by each of the Key Holders listed in this footnote 4, including 335,976 shares of Common Stock held by Mooers Partners, LLC, 335,976 shares of Common Stock held by Branton Partners, LLC, 213,318 shares of Common Stock held by Veroma, LLC, 90,660 shares of Common Stock held by Corundum, AB and 90, 660 shares of Common Stock held by Joseph Bobier.

(5)	These shares are held by The Mykilore Trust of which Mr. Myrick is a trustee.

Item 13. Certain Relationships and Related Transactions and Director Independence

Director Independence

Our Board of Directors presently consists of five members. Our Board of Directors has determined that each of Dus, Martin, and Rose are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a)(15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

The Company’s majority stockholder loaned the net aggregate amount of $295,299 on an interest-free basis to the Company to help with cash flow needs during the year ended December 31, 2019 which is included in the “due to stockholders”. Prior to the Reverse Merger and Recapitalization, the Company was an S corporation and short-term working capital loans and repayments occurred on an as needed basis. Subsequent to the public filing, all related party transactions are subject to review and approval by the Audit Committee. The Audit Committee is in the process of developing policies and procedures to govern the review and evaluation of future proposed related party transactions, if any.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is allocated pro-rata to each stockholder and is reported on the stockholder’s tax returns. As a result, the Company has accrued a distribution for taxes of $266,814 to the owners of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders”.

Item 14. Principal Accounting Fees and Services

Audit Fees

The following table presents fees billed for professional services rendered by Marcum LLP for the year ended December 31:

	2019	2018
Audit Fees (1)	$93,565	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$93,565	$-

(1)	Audit fees for the audit of the consolidated financial statements for the year ended December 31, 2019 and review of the financial statements in the Company’s Form 10-Q for the quarter ended September 30, 2019.

The following table presents fees billed for professional services rendered by McSoley McCoy & Co for the year ended December 31:

	2019	2018
Audit Fees (2)	$-	$50,000
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$50,000

(2)	Audit fees for the audit of the consolidated financial statements for the year ended December 31, 2018.

The following table presents fees billed for professional services rendered by CohnReznick LLP for the year ended December 31:

	2019	2018
Audit Fees	$-	$-
Tax Fees	-	-
All Other Fees (3)	7,500	-
Total	$7,500	$-

(3)	Fees for the consent to utilize opinion in the Company’s Form 10-Q for the quarter ended June 30, 2019 and September 30, 2019.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Board of Directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements.

The financial statements required by item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

(2) Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

(a)

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LABXBRL Taxonomy Extension Labels Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

Exhibits Index

Exhibit				Filing
No.	Description	Included	Form	Date

1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

2.1(a)	Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	March 1, 2019

2.1(b)	First Amendment to Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	June 3, 2019

2.2	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

2.3	Share Exchange Agreement by and among Jensyn Acquisition Corp., Oneness Global and the Stockholders of Oneness Global	By Reference	10-Q	August 20, 2018

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation dated June 4, 2018.	By Reference	8-K	June 8, 2018

3.1(c)	Amendment to Amended and Restated Certificate of Incorporation dated August 29, 2018.	By Reference	8-K	September 4, 2018

3.1(d)	Amendment to Amended and Restated Certificate of Incorporation dated January 2, 2019.	By Reference	8-K	January 3, 2019

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.6	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.7	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.8	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.4(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.4(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.4(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.4(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.4(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.4(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.4(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.5	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(b)	Amendment No 2 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 8, 2018

10.5(c)	Amendment No 3 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	August 29, 2018

10.5(d)	Amendment No 4 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	January 3, 2019

10.6	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.7	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.8	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.9	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.10	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.11	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.12	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.13	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.14	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.15	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.16	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	By Reference	10-K	March 29, 2018

10.17	Promissory Note dated March 6, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	May 21, 2018

10.18	Promissory Note dated June 22, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	August 20, 2018

10.19	Second Original Discount Promissory Note dated March 7, 2019 issued to Riverside Merchant Partners, LLC	By Reference	8-K	March 14, 2019

10.20	Voting Agreement dated March 7, 2019 among Riverside Merchant Partners, LLC and the shareholders that are a signatory thereto	By Reference	8-K	March 14, 2019

10.21	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	Herewith

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PECK COMPANY HOLDINGS, INC.

By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Sullivan
John Sullivan

