Form 10-Q
period 2020-03-31
PECK Co HOLDINGS, INC.
filed 2020-05-14
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

YES [  ] NO [X]

The number of shares of the registrant’s common stock outstanding as of May 14, 2020 was 5,298,159.

THE PECK COMPANY HOLDINGS, INC.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

The Peck Company Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash	$56,548	$95,930
Accounts receivable, net of allowance	7,127,680	7,294,605
Costs and estimated earnings in excess of billings	1,470,076	1,272,372
Other current assets	139,048	201,326
Total current assets	8,793,352	8,864,233

Property and equipment:
Building and improvements	672,727	672,727
Vehicles	1,283,364	1,283,364
Tools and equipment	517,602	517,602
Solar arrays	6,386,025	6,386,025
	8,859,718	8,859,718
Less accumulated depreciation	(2,348,019)	(2,193,007)
	6,511,911	6,666,711
Other Assets:
Captive insurance investment	198,105	140,875

Total assets	$15,503,156	$15,671,819

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable, includes bank overdrafts of $631,936 and $1,496,695 at March 31, 2020 and December 31, 2019, respectively	$2,496,275	$4,274,517
Accrued expenses	138,125	119,211
Billings in excess of costs and estimated earnings on uncompleted contracts	287,451	126,026
Due to stockholders	51,315	342,718
Line of credit	5,622,691	3,185,041
Current portion of deferred compensation	27,880	27,880
Current portion of long-term debt	376,814	426,254
Total current liabilities	9,000,551	8,501,647

Long-term liabilities:
Deferred compensation, net of current portion	81,133	88,883
Deferred tax liability	955,420	1,098,481
Long-term debt, net of current portion	1,881,923	1,966,047
Total liabilities	11,919,027	11,655,058

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock – 0.0001 par value 1,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock – 0.0001 par value 49,000,000 shares authorized, 5,298,159 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	529	529
Additional paid-in capital	412,356	412,356
Retained earnings	3,171,244	3,603,876
Total Stockholders’ equity	3,584,129	4,016,761
Total liabilities and stockholders’ equity	$15,503,156	$15,671,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Peck Company Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three Months ended
	March 31,
	2020	2019

Earned revenue	$3,984,680	$3,850,477
Cost of earned revenue	3,668,167	2,963,450
Gross profit	316,513	887,027

Warehousing and other operating expenses	192,942	207,507
General and administrative expenses	617,748	257,709
Total operating expenses	810,690	456,216
Operating (loss) income	(494,177)	421,811

Other expenses
Interest expense	(80,766)	(44,659)

Income (loss) before income taxes	(574,943)	377,152
(Benefit) provision for income taxes	(142,311)	500

Net (loss) income	$(432,632)	$376,652

Proforma information
Net income		$377,152
Income tax expense		104,547
		$272,605
Net (loss) income per share:
Weighted average shares outstanding
Basic	5,298,159	3,234,501
Diluted	5,298,159	3,234,501

Basic	$(0.08)	$0.12
Diluted	$(0.08)	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Peck Company Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

March 31, 2020

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2020	5,298,159	$529	$412,356	$3,603,876	$4,016,761

Net (loss)	-	-	-	(432,632)	(432,632)
Ending Balance, March 31, 2020	5,298,159	$529	$412,356	$3,171,244	$3,584,129

The Peck Company Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

March 31, 2019

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2019	3,234,501	$323	$552,630	$4,518,085	$5,071,038

Cash distributions to stockholders in 2019 prior to June 20, 2019	-	-	-	(190,199)	(190,199)

Net Income	-	-	-	376,652	376,652
Ending Balance, March 31, 2019	3,234,501	$323	$552,630	$4,704,538	$5,257,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Peck Company Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net (loss) income	$(432,632)	$376,652

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	155,012	150,483
Deferred finance charge amortization	1,535	-
Deferred tax benefit	(143,061)	-
Changes in operating assets and liabilities:
Accounts receivable	166,925	(585,222)
Other current assets	62,278	-
Costs and estimated earnings in excess of billings	(197,704)	-
Accounts payable	(1,778,242)	136,232
Accrued expenses	18,914	(2,025)
Billings in excess of costs and estimated earnings on uncompleted contracts	161,425	-
Deferred compensation	(7,750)	(13.376)
Net cash (used in) provided by operating activities	(1,993,300)	62,744

Cash flows from investing activities:
Purchase of solar arrays and equipment	-	(18,798)
Investment in captive insurance	(57,230)	(58,215)
Net cash used in investing activities	(57,230)	(77,013)

Cash flows from financing activities:
Net borrowings on line of credit	2,437,650	317,568
Payments of long-term debt	(135,099)	(124,428)
Payments to stockholders	(291,403)	(112,968)
Stockholder distributions paid	-	(190,199)
Net cash provided by (used in) financing activities	2,011,148	(110,027)
Net decrease in cash	(39,382)	(124,296)
Cash, beginning of period	95,930	313,217
Cash, end of period	$56,548	$188,921

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest	$79,231	$44,659
Income taxes	366	250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Peck Company Holding, Inc.

Notes to Condensed Consolidated Financial Statements

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

b) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

As a result of the Reverse Merger and Recapitalization, the Company implemented changes to the following accounting policies, adoption of an accounting policy for income taxes in the second quarter of 2019, updated accounting policy for earnings per share, deferred finance costs, fair value of financial instruments and the adoption of a new revenue recognition policy.

c) Revenue Recognition

1) Revenue Recognition Standard

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

The majority of the Company’s revenue is recognized over time based on the percentage of completion method with cost inputs. Revenue recognized over time primarily consists of performance obligations that are satisfied within one year or less. The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services

2) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of March 31, 2020, the Company had $0 in pre-contract costs classified as a current asset under contract assets on the Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

3) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three months ended March 31:

	March 31, 2020	March 31, 2019
Performance obligations satisfied over time
Solar	$3,229,844	$2,451,716
Electrical	491,640	1,133,106
Data and Network	263,196	265,655
Total	$3,984,680	$3,850,477

During the periods ended March 31, 2020 and 2019, there was no revenue recognized based on the satisfaction of performance obligation at a point in time.

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

e) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the condensed balance sheet net of the allowance for doubtful accounts. The allowance, which was $84,000 at March 31, 2020 and December 31, 2019, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

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

Project Asset were $0 for the three months ended March 31, 2020 and 2019, respectively.

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

Total depreciation expense for the three months ended March 31, 2020 and March 31, 2019 was $155,012 and $150,483, respectively.

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

i) Asset Retirement Obligations

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and they capitalize the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore not recorded as a liability at March 31, 2020 and December 31, 2019.

j) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At March 31, 2020, the uninsured balances were immaterial.

k) Income Taxes

Through June 20, 2019 (the date of the closing of the Exchange Agreement) the former Peck Electric had elected to be taxed as an S-Corporation under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to former Peck Electric stockholders. Accordingly, no provision for federal income tax was required. However, the Company did calculate a proforma provision. The provision for income taxes for former Peck Electric was primarily for Vermont minimum taxes. As of the date of the completion of the Exchange Agreement, the Company effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the change resulting in a deferred tax liability of $1,506,362.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classifications affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. This standard was recently delayed for emerging growth companies that elected to adopt new accounting standards on the adoption date required for private companies and will be effective for the Company’s annual reporting period in 2022 and interim periods beginning first quarter of 2023. The Company is evaluating the impact ASU 2016-02 will have on its financial statements and associated disclosures.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. The update will replace the current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognitions of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. As an Emerging Growth Company, the standard is effective for the Company’s 2022 annual reporting period and interim periods beginning first quarter of 2023. The Company is evaluating the impact of ASU 2016-13 will have on its financial statements and associated disclosures.

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

o) Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. The Company incurred $21,547 of deferred financing costs for the year ended December 31, 2019 in connection with a refinance of its revolving line of credit. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $1,535 for the three months ended March 31, 2020 and $0 for the three months ended March 31, 2019. Debt financing costs relating to the equity credit line were offset against additional paid in capital as the shares issued were fully earned on the execution of the agreement. The Company incurred $413,032 of deferred financing costs that was recorded to additional paid in capital for the year ended December 31, 2019.

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

Note 2. EXCHANGE AGREEMENT/REVERSE MERGER AND RECAPITALIZATION

As discussed in Note 1, on June 20, 2019, the Company consummated the Reverse Merger and Recapitalization pursuant to the Exchange Agreement between Jensyn and Peck Electric Co. The materials actions arising from the agreement are outlined below:

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

Upon the closing of the Reverse Merger and Recapitalization and after giving effect to the issuances of Common Stock and the conversion of 4,194,500 rights to purchase Common Stock into 419,450 shares of Common Stock. In addition, 1,819,482 shares of the Company’s Common Stock were issued to Jensyn shareholders upon the closing of the Reverse Merger and Recapitalization. The Company also redeemed a total of 492,037 shares of its Common Stock pursuant to the terms of the Company’s Second Amended and Restated Certificate of Incorporation resulting in a total payment to redeeming stockholders of $5,510,814.

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

c) Issuance of Additional Shares and Forfeiture of Sponsor Shares

In connection with the Reverse Merger and Recapitalization arising out of the Exchange Agreement, the Company issued 493,299 shares of Common Stock in exchange for the cancellation of approximately $5,618,675 of obligations and, as contemplated by the Exchange Agreement, certain insiders and their transferees have agreed to forfeit and cancel 281,758 shares of Common Stock. As of December 31, 2019, 257,799 shares of Common Stock were forfeited and new shares will be issued if the earnout provisions of Exchange Agreement are deemed to have been met by June 30, 2020, the end of the Earnout Period. The remaining 23,959 shares of Common Stock are pending forfeiture and cancellation as of March 31, 2020.

Note 3. LIQUIDITY AND FINANCIAL CONDITION

For the three months ended March 31, 2020, the Company experienced a net operating loss and negative cash flow from operations. At March 31, 2020, the Company had balances of cash of $56,548, working capital deficit of $206,449 and total stockholders’ equity of $3,441,809. To date, the Company has relied predominantly on operating cash flow and borrowings from its credit facilities to fund its operations.

On April 24, 2020, the Company received a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. Proceeds from the loan used to cover documented expenses related to payroll, rent and utilities, during the 8-week period, subsequent to the cash being received by the Company, are eligible to be forgiven. The forgiveness amount allows for not more than 25% of the forgiveness to be for non-payroll items and is subject to reduction if employees are terminated or wages are reduced. The remaining unforgiven amount of the loan bears interest at 1% per annum and matures on April 24, 2022. Initial principal payments are deferred for the first six months; however, interest still accrues during this time. There are no collateral requirements or prepayment penalties associated with the loan.

Due to the impact of the COVID-19 pandemic, the Company had several current projects paused and the commencement of future projects delayed at March 31. 2020. All projects are anticipated to begin promptly once the Stay at Home orders of the State of Vermont expire or are relaxed. The current Stay at Home order is expected to end on May 15, 2020. However, as the Company does support and maintain critical infrastructure, several projects were deemed essential and allowed to continue.

Under the terms of the Company’s equity line of credit, Lincoln Park Capital is required to purchase shares up to a total value of $15,000,000 pursuant to certain terms and conditions. The Company can require the purchase of 50,000 shares of Common Stock under a regular purchase. On the next day following a regular purchase, the Company can require the purchase of an accelerated purchase equal to 200% of the shares sold in the regular purchase as well as an additional accelerated purchase equal to 300% of the shares sold in the regular purchase. The total number of shares authorized under the Purchase Agreement total 3,024,194 which would allow the Company to maximize the equity line of credit within 10 business days.

The Company believes its current cash on hand including the proceeds received under the PPP loan, the availability under the equity line of credits, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Note 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31, 2020	December 31, 2019

Accounts receivable - contracts in progress	$7,044,538	$7,190,412
Accounts receivable - retainage	167,142	188,193
	7,211,680	7,378,605
Allowance for doubtful accounts	(84,000)	(84,000)

Total	$7,127,680	$7,294,605

Bad debt expense was $0 for March 31, 2020 and 2019, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Costs in excess of billings	$1,470,076	$1,272,372
Unbilled receivables	-	206,213
Retainage	167,142	188,193
	$1,637,218	$1,666,778

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of March 31, 2020 will be billed and collected within one year. Contract liabilities were as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Billings in excess of costs	$287,451	$126,026

Note 5. CONTRACTS IN PROGRESS

Information with respect to contracts in progress is as follows:

	March 31, 2020	December 31, 2019

Expenditures to date on uncompleted contracts	$9,879,528	$4,699,855
Estimated earnings thereon	2,005,741	1,409,060
	11,885,269	6,108,915
Less billings to date	(10,702,644)	(5,168,782)
	1,182,625	940,133
Plus under billings remaining on contracts 100% complete	-	206,213

Total	$1,182,625	$1,146,346

Included in accompanying balance sheets under the following captions:

	March 31, 2020	December 31, 2019

Cost and estimated earnings in excess of billings	$1,470,076	$1,272,372
Billings in excess of costs and estimated earnings on uncompleted contracts	(287,451)	(126,026)

	$1,182,625	$1,146,346

Note 6. LONG-TERM DEBT

A summary of long-term debt is as follows:

	March 31, 2020	December 31, 2019

NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$708,258	$723,230

NBT Bank, National Association, 4.00% interest rate, secured by all business assets, payable in monthly installments of $12,070 through January 2021.	117,577	153,258

NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	265,591	274,476

NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	234,755	244,920

NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	459,373	474,464

NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	93,277	110,413

Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	307,105	333,510

National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/20 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	91,269	98,033

	2,277,205	2,412,304
Less current portion	(376,814)	(426,254)
	1,900,391	1,986,050
Less debt issuance costs	(18,468)	(20,003)
	$1,881,923	$1,966,047

Maturities of long-term debt are as follows:

Year ending March 31:	Amount

Remainder of 2020	$291,155
2021	306,504
2022	304,574
2023	262,008
2024	213,524
2025 and thereafter	899,440

$2,277,205

Note 7. LINE OF CREDIT

The Company has a working capital line of credit with NBT Bank with a limit of $6,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 3.25%. The line of credit is payable upon demand with a maturity date of September 2020. The balance outstanding was $5,622,691 and $2,663,124 at March 31, 2020 and December 31, 2019, respectively Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and it and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis and are in effect beginning September 2020.

The Company has a line of credit with NBT Bank with a limit of $2,000,000 to fund the development of certain solar arrays. The line has a variable interest rate based on the Wall Street Journal Prime rate, currently 4.75%. The maturity date is September 2020.There were no borrowings at March 31, 2020 and the balance was $510,100 at December 31, 2019. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis and are in effect beginning September 2020.

Note 8. COMMITTMENTS AND CONTINGENCIES

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

In 2019, the Company entered into a two-year non-cancelable lease agreement for equipment used in solar installations. The leases have a combined annual rent of $45,832.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

Total rent expense for all of the non-cancelable leases above were $12,030 and $26,000 for the quarters ended March 31, 2020 and 2019, respectively.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $87,626 and $44.123 for the quarters ended March 31, 2020 and 2019, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount

Remainder of 2020	$68,776
2021	54,201
2022	35,236
2023	35,371
2024	35,508
2025	35,231
Thereafter	448,546

$712,869

Note 9. UNION ASSESSMENTS

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions. During the years ended March 31, 2020 and 2019, the Company incurred the following union assessments.

	March 31, 2020	March 31, 2019

Pension fund	$73,170	$81,441
Welfare fund	214,028	255,314
National employees benefit fund	20,519	25,614
Joint apprenticeship and training committee	2,841	3,688
401(k) matching	-	8,735
Total	$310,558	$374,792

Note 10. PROVISION FOR INCOME TAXES

In connection with the closing of the Reverse Merger and Recapitalization, the Company’s tax status changed from an S-corporation to a C-corporation. As a result, the Company is responsible for federal and state income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination, U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. The Company recorded deferred income tax expense and a corresponding deferred tax liability of $1,098,481 as of and for the year ended December 31, 2019, of which $1,506,362 was recorded at the time of conversion to a C Corporation (see note 1 (k) income taxes).

The Company’s unaudited statements of operations also present pro-forma income tax expense for the period ended March 31, 2019 at the statutory rate.

The provision for income taxes at March 31, 2020 and 2019 consists of the following:

	March 31, 2020	March 31, 2019
Current
Federal	$-	$-
State	750	500

Total current	750	500

Deferred
Federal	(108,437)	-
State	(34,624)	-

Total deferred tax liability	$(143,061)	-

(Benefit) provision for Income Taxes	$(142,311)	$500

The Company’s total deferred tax assets and liabilities at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Deferred tax assets (liabilities)
Accruals and reserves	$23,280	$4,157
Net operating loss	521,315	421,940
Total deferred tax assets	544,595	426,097

Property and equipment	(1,500,015)	(1,524,578)
Total deferred tax liabilities	(1,500,015)	(1,524,578)

Net deferred tax asset (liabilities)	$(955,420)	$(1,098,481)

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	March 31, 2020	March 31, 2019
Income tax (benefit) expense at federal statutory rate	$(120,738)	$104,547
Federal taxes on period Company was a flow through entity	-	(104,547)
Permanent differences	13,238	-
State and local taxes net of federal benefit	(33,901)	500
Income tax (benefit) expense	$(142,311)	$500

Note 11. CAPTIVE INSURANCE

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

Summary financial information on NCL as of September 30, 2019 is:

Total assets	$68,741,297
Total liabilities	$34,086,013
Comprehensive income	$5,762,011

NCL’s fiscal year end is September 30, 2019.

	March 31, 2020	December 31, 2019
Investment in NCL
Capital	$36,000	$36,000
Cash security	158,785	101,555
Investment income in excess of losses (incurred and reserves)	3,320	3,320
Total investment	$198,105	$140,875

Note 12. RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company occupies, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At March 31, 2020, the amount owed of $100,000 is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At March 31, 2020 and December 31, 2019, the amounts of $602,463 and $337,000, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholder loaned $286,964 to the Company to help with cash flow needs and the amount is included in the “due to stockholders” at March 31, 2020.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is reported on the owner’s tax returns and they are taxed individually. As a result, the Company has accrued a distribution for taxes of $266,814 at March 31, 2020 and December 31, 2019, respectively, to the owners of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders” value below.

The amounts below include amounts due to/from stockholders as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at March 31, 2020).	$51,315	$342,718

Note 13. DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155,000, the net present value of which is $109,013. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of March 31, 2020 and December 31, 2019 and recorded in the statement of operations when incurred.

Note 14. EARNINGS (LOSS) PER SHARE

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

As a result of the Reverse Merger and Recapitalization, the Company has retrospectively adjusted the weighted average of shares of common stock outstanding prior to June 20, 2019 by multiplying them by the exchange ratio used to determine the number of shares of common stock into which they converted.

	Three Months Ended March 31,
	2020	2019

Numerator:
Net (loss) income	$(432,632)	$376,652

Denominator:
Weighted average shares outstanding:
Basic	5,298,159	3,234,501
Diluted	5,298,159	3,234,501

Basic income (loss) per share	(0.08)	0.12
Diluted income (loss) per share	(0.08)	0.12

Pro forma C-corporation Earnings per share:

Numerator
Net (loss) income		$272,605

Denominator:
Weighted average shares outstanding:
Basic		3,234,501
Diluted		3,234,501

Basic income per share		$0.08
Diluted income per share		$0.08

The Company has contingent share arrangements and warrants arising from the Reverse Merger and Recapitalization and Jensyn’s IPO as discussed in Note 2. The potential issuance of additional shares of Common Stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of Common Stock will be issued. These instruments could result in dilution in future periods. Below is a schedule of the potential share issuances arising from these contingencies that were excluded from the calculations above:

	Three Months Ended March 31,
	2020	2019

Earnout provision, includes new shares of Common Stock that may be issued to former Peck Electric Co. shareholders	898,473	-
Earnout provision, includes new shares of Common Stock that may be issued to Exit Strategy	11,231	-
Earnout provision, including new shares of Common Stock that may be issued to holders of forfeited and canceled shares	257,799	-
Option to purchase Common Stock, from Jensyn’s IPO	429,000	-
Warrants to purchase Common Stock, from Jensyn’s IPO	2,292,250	-

Note 15. SUBSEQUENT EVENTS

Peck Electric Co., a Vermont corporation and a wholly-owned subsidiary of the Company (the “Borrower”), applied for and received a loan (the “PPP Loan”) from NBT Bank, N.A. (the “Lender”) in the principal amount of $1,487,624 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.

The Loan is evidenced by a promissory note (the “PPP Note”), dated April 24, 2020, issued by the Borrower to the Lender. The PPP Note matures on April 24, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 24, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Proceeds from the PPP Loan will be available to the Borrower to fund designated expenses, including certain payroll costs, group health care benefits and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent PPP Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP. The Company intends that the Borrower will use the entire PPP Loan amount for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP.

With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults on any other loan with the Lender or other creditors.

The Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) dated April 22, 2020 with GreenSeed Investors, LLC, a Delaware limited liability company (“GSI”), and Solar Project Partners, LLC, a Delaware limited liability company (“SPP”).

Pursuant to the Exchange Agreement, the Company subscribed for 500,000 Units of Class B Preferred Membership units of GSI in exchange for 200,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). In addition, the Company subscribed for and purchased 100,000 Units of SPP in exchange for the issuance by the Company of a Warrant to acquire 275,000 shares of the Company’s Common Stock at an exercise price of $15.00 per share.

The Exchange Agreement provides that as long as the dividend payment on the Preferred Shares in each calendar quarter is equal to the aggregate distribution with respect to the GSI Units, such payments and distributions shall be offset and neither GSI nor the Company need to make any cash payments to the other.

The Company granted to GSI the right to repurchase up to 400,000 (in tranches of 50,000) of the Units at a valuation of $4,000,000.

The Company granted to GSI registration rights with respect to the Preferred Shares, the Warrant, and the Common Stock underlying the Warrant.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three ended March 31, 2020 and March 31, 2019 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

REVENUE AND COST OF GOODS SOLD

Consolidated revenue for the three months ended March 31, 2020 increased 3.5% to $3.98 million, compared to $3.85 million in the corresponding period in 2019. The Company had several projects that were ceased or delayed due to the current COVID-19 pandemic. The Company anticipates that these projects will continue or begin once the current Vermont Stay at Home orders are lifted or relaxed.

Gross profit decreased 66.1% to $0.3 million for the three months ended March 31, 2020, compared to $0.8 million in the corresponding period in 2019. Gross margin as a percentage of sales was 7.5% for the three months ended March 31, 2020, compared to 23.0% in the corresponding period in 2019. Lower gross margin for the three months ended March 31, 2020 was the result of inefficiencies in labor costs due to the uncertainty of the COVID-19 pandemic. In addition, the Company incurred unplanned expenditures on two large solar projects due to the winter conditions in the Northeast.

Total operating expenses for the three months ended March 31, 2020 were $0.8 million, or 19.9% of sales, compared to $0.5 million in the corresponding period in 2019, or 12.1% of sales. The increase in operating expenses for the three months ended March 31, 2020 was the result of an increase in the operational infrastructure required to support the current growth trajectory as well as the additional expense of being a publicly-listed company.

Income tax benefit for the three months ended March 31, 2020 was $142,311 compared to the income tax provision for the three months ended March 31, 2019 of $500.

Backlog for the three months ended March 31, 2020 was $23.2 million, compared to the corresponding period in 2019 of $8.5 million. The Company expects to realize nearly all of the backlog within the next 12 months.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore has not historically incurred significant selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $617,748 for the three months ended March 31, 2020, compared to $257,709 for the three months ended March 31, 2019. As a percentage of revenue, G&A expenses increased to 15.5% of revenue in the three months ended March 31, 2020, compared to 6.7% in the three months ended March 31, 2019. In total dollars, G&A expense increased primarily due to activities related to administrative expenses, consisting of accounting and legal fees, costs of becoming a public company, additional business development and investor/public relations expenses, as well as supporting infrastructure expansion in the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

DEPRECIATION AND AMORTIZATION

Depreciation expenses for the three months ended March 31, 2020 were $155,012, compared to $150,483 for the three months ended March 31, 2019. Depreciation expenses were stable when compared to the three months ended March 31, 2019 as the Company has not had significant capital expenditures for the three months ended March 31, 2020.

OTHER EXPENSES

Warehousing and other operating expenses were $192,942 for the three months ended March 31, 2020, compared to $207,507 for the three months ended March 31, 2019. Warehousing and other operating expenses include Company-owned solar array depreciation and salaries associated with Company-owned solar arrays, general warehousing costs, project-related travel and performance related expenses.

NET INCOME

The net loss for the three months ended March 31, 2020 was $432,632, compared to a net profit of $376,652 for the three months ended March 31, 2019. The net loss was the result of inefficiencies in labor costs due to the uncertainty of the COVID-19 pandemic. In addition, the Company incurred unplanned expenditures on two large solar projects due to the winter conditions in the Northeast.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITD and, Adjusted EBITDA

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

The reconciliations of EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three months ended March 31,
	2020	2019
Net (loss) income	$(432,632)	$376,652
Depreciation and amortization	155,012	150,483
Other (income) expense, net	80,766	44,659
Income tax (benefit) provision	(142,311)	500

EBITDA	(339,165)	572,294

Weighted Average shares outstanding	5,298,159	3,234,501

Adjusted EPS	$(0.06)	$0.18

LIQUIDITY AND CAPITAL RESOURCES

The Company had $56,548 in cash at March 31, 2020, as compared to $95,930 at December 31, 2019.

As of March 31, 2020, The Company’s working capital deficit was $207,199, compared to a working capital surplus of $362,586 at December 31, 2019. The Company believes that the aggregate of its existing cash and cash equivalents and working line of credit will be sufficient to meet its operating cash requirements for at least the next 12 months. On April 24, 2020, the Company secured a PPP loan in the amount of $1,487,624 through the CARES Act. The Company anticipates utilizing the forgiveness provisions of the PPP loan to support cashflow needs during the continuing COVID-19 pandemic. The State of Vermont recently relaxed restrictions on outside construction allowing for work crews of up to 10 individuals to operate at a worksite. The Company has implemented the training provided by the Vermont Occupational Safety and Health Administration. The Company has received notice to proceed on several new projects and restarted projects previously paused.

Due to the impact of the COVID-19 pandemic, the Company had several current projects paused and future projects delayed at March 31. 2020. All projects are anticipated to begin promptly once the Stay at Home orders of the State of Vermont expire or are relaxed. The current Stay at Home order is expected to end on May 15, 2020. However, as the Company does support and maintain critical infrastructure, several projects were deemed essential and allowed to continue.

During 2019, the Company entered into an equity line of credit facility with potential to sell at-the-market shares. The Company would receive the cash proceeds of this sale which would help support any cash flow deficiencies that may arise. Under this agreement, Lincoln Park Capital is required to purchase the shares the Company offers in a timely manner. The Company believes the cash proceeds can be raised very quickly in the event there is a liquidity issue. The equity line of credit is in place for $15,000,000. The total number of shares authorized under the Lincoln Park Capital Purchase Agreement total 3,024,194 which would allow the Company to maximize the equity line of credit within 10 business days. As of May 8, 2020, the closing price per share of Common Stock was $4.02 which would allow the Company to utilize the equity line of credit to generate approximately $12 million.

Certain of the Company’s loan agreements contain a clause requiring lender approval for changes to the guarantor under such agreements. If this clause is implicated, such lenders may require outstanding indebtedness to become immediately due.

Cash flow used in operating activities was $1,993,300 for the three months ended March 31, 2020, compared to $62,744 of cash provided by operating activities in the three months ended March 31, 2019. The decrease in cash provided by operating activities was primarily the result of the decrease in accounts payable of approximately $1.8 million and the net loss of $574,952 for the three months ended March 31, 2020.

Net cash used in investing activities was $57,230 for the three months ended March 31, 2020, compared to $77,013 used in the three months ended March 31, 2019. The first quarter of the year is typically a slower time period for the Company with relatively small investments being made to prepare for the upcoming year. During the three months ended March 31, 2020, the Company took a conservative approach to investing in property and equipment given the uncertain nature of the current COVID-19 pandemic.

Net cash provided by financing activities was $2,011,148 for the three months ended March 31, 2020 compared to $110,027 used for the three months ended March 31, 2019. Cash provided by financing activities in the first quarter of 2020 consisted of funds received as proceeds from line of credit increase and was partially offset by principal payments for equipment notes and amounts to due to shareholders.

The Company believes its current cash on hand including the proceeds received under the PPP loan, the availability under the equity line of credits, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit				Filing
No.	Description	Included	Form	Date

2.1(a)	Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	March 1, 2019

2.1(b)	First Amendment to Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	June 3, 2019

2.2	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

2.3	Share Exchange Agreement by and among Jensyn Acquisition Corp., Oneness Global and the Stockholders of Oneness Global	By Reference	10-Q	August 20, 2018

2.4	Exchange and Subscription Agreement dated as of April 22, 2020 among The Peck Company Holdings, Inc., GreenSeed Investors, LLC and Solar Project Partners, LLC	By Reference	8-K	April 28, 2002

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation dated June 4, 2018.	By Reference	8-K	June 8, 2018

3.1(c)	Amendment to Amended and Restated Certificate of Incorporation dated August 29, 2018.	By Reference	8-K	September 4, 2018

3.1(d)	Amendment to Amended and Restated Certificate of Incorporation dated January 2, 2019.	By Reference	8-K	January 3, 2019

3.1 (e)	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2002

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.6	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.7	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.8	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.9	Warrant dated April 22, 2020 issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2002

4.10	Promissory Noted dated January 13, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2002

4.11	Paycheck Protection Program Note and Disbursement Authorization dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, N.A	By Reference	8-K	April 28, 2002

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.4(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.4(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.4(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.4(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.4(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.4(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.4(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.5	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(b)	Amendment No 2 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 8, 2018

10.5(c)	Amendment No 3 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	August 29, 2018

10.5(d)	Amendment No 4 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	January 3, 2019

10.6	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.7	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.8	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.9	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.10	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.11	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.12	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.13	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.14	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.15	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.16	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	By Reference	10-K	March 29, 2018

10.17	Promissory Note dated March 6, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	May 21, 2018

10.18	Promissory Note dated June 22, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	August 20, 2018

10.19	Second Original Discount Promissory Note dated March 7, 2019 issued to Riverside Merchant Partners, LLC	By Reference	8-K	March 14, 2019

10.20	Voting Agreement dated March 7, 2019 among Riverside Merchant Partners, LLC and the shareholders that are a signatory thereto	By Reference	8-K	March 14, 2019

10.21	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-K	April 14, 2020

10.22	Business Loan Agreement dated January 13, 2020 between Peck Electric Co. and NBT Bank, National Association	By Reference	8-K	April 28, 2002

10.23	Commercial Guaranty dated January 13, 2020 issued by Jeffrey Peck to NBT Bank, National Association.	By Reference	8-K	April 28, 2002

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2020.

THE PECK COMPANY HOLDINGS, INC.

By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

