Form 10-Q
period 2020-09-30
PECK Co HOLDINGS, INC.
filed 2020-11-12
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

YES [  ] NO [X]

The number of shares of the registrant’s common stock outstanding as of November 10, 2020 was 5,312,220.

THE PECK COMPANY HOLDINGS, INC.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

The Peck Company Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash	$118,450	$95,930
Accounts receivable, net of allowance	9,998,463	7,294,605
Costs and estimated earnings in excess of billings	1,241,667	1,272,372
Other current assets	147,431	201,326
Total current assets	11,506,011	8,864,233

Property and equipment:
Building and improvements	672,727	672,727
Vehicles	1,283,364	1,283,364
Tools and equipment	517,602	517,602
Solar arrays	6,386,025	6,386,025
	8,859,718	8,859,718
Less accumulated depreciation	(2,641,196)	(2,193,007)
	6,218,522	6,666,711
Other Assets:
Investment in GreenSeed Investors, LLC	4,824,444	-
Investment in Solar Project Partners, LLC	96,052	-
Captive insurance investment	198,105	140,875

Total assets	$22,843,134	$15,671,819

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable, includes bank overdrafts of $524,324 and $1,496,695 at September 30, 2020 and December 31, 2019, respectively	$3,245,792	$4,274,517
Accrued expenses	74,674	119,211
Billings in excess of costs and estimated earnings on uncompleted contracts	3,301,903	126,026
Due to stockholders	37,315	342,718
Line of credit	4,907,521	3,185,041
Current portion of deferred compensation	27,880	27,880
Current portion of long-term debt	352,814	426,254
Total current liabilities	11,947,899	8,501,647

Long-term liabilities:
Deferred compensation, net of current portion	65,633	88,883
Deferred tax liability	467,146	1,098,481
Long-term debt, net of current portion	3,202,541	1,966,047
Total liabilities	15,683,219	11,655,058

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock – 0.0001 par value 1,000,000 shares authorized, 200,000 and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively (Liquidation Value of $5,000,000)	20	-
Common stock – 0.0001 par value 49,000,000 shares authorized, 5,298,159 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	529	529
Additional paid-in capital-common stock	5,508,388	412,356
Retained earnings	1,650,978	3,603,876
Total Stockholders’ equity	7,159,915	4,016,761
Total liabilities and stockholders’ equity	$22,843,134	$15,671,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Peck Company Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019

Earned revenue	$4,966,026	$11,749,580	$11,720,932	$21,878,170
Cost of earned revenue	4,728,328	10,308,936	11,162,439	17,846,681
Gross profit	237,698	1,440,644	558,493	4,031,489

Warehousing and other operating expenses	180,471	294,154	556,927	1,034,965
General and administrative expenses	709,353	967,196	2,190,763	1,980,886
Total operating expenses	889,824	1,261,350	2,747,690	3,015,851
Operating income	(652,126)	179,294	(2,189,197)	1,015,638

Other expenses
Interest expense	(72,554)	(54,671)	(218,730)	(158,217)

(Loss) income before income taxes	(724,680)	124,623	(2,407,927)	857,421
(Benefit) provision for income taxes	(209,000)	48,468	(630,585)	1,555,330

Net (loss) income	(515,680)	76,155	(1,777,342)	(697,909)

Net income applicable to preferred shareholders	(175,556)	-	(175,556)	-

Net (loss) income available to share of common stockholders	$(691,236)	$76,155	$(1,952,898)	$(697,909)

Net (loss) income available to common stockholder:
Weighted average shares of common stock outstanding
Basic and diluted	5,298,159	5,474,695	5,298,159	4,071,497

Basic and diluted	$(0.13)	$0.01	$(0.37)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Peck Company Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-In	Retained
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2020	-	$-	5,298,159	$529	$412,356	$3,603,876	$4,016,761

Net Loss	-	-	-	-	-	(432,632)	(432,632)

Balance as of, March 31, 2020	-	-	5,298,159	529	412,356	3,171,244	3,584,129

Investment in Green Seed Investors, LLC	200,000	20	-	-	4,999,980	-	5,000,000

Investment in Solar Project Partners, LLC	-	-	-	-	96,052	-	96,052

Net Loss	-	-	-	-	-	(829,030)	(829,030)

Balance as of, June 30, 2020	200,000	20	5,298,159	529	5,508,388	2,342,214	7,851,151

Preferred stock dividend	-	-	-	-	-	(175,556)	(175,556)

Net loss	-	-	-	-	-	(515,680)	(515,680)

Balance as of, September 30, 2020	200,000	$20	5,298,159	$529	$5,508,388	$1,650,978	$7,159,915

The Peck Company Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Common Stock		Additional Paid-In	Retained
	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2019	3,234,501	$323	$552,630	$4,518,085	$5,071,038

Cash distributions to stockholders in 2019 prior to June 20, 2019	-	-	-	(190,199)	(190,199)

Net income	-	-	-	376,652	376,652

Balance as of, March 31, 2019	3,234,501	323	552,630	4,704,538	5,257,491

Cash distributions to stockholders in 2019 prior to June 20, 2019	-	-	-	(296,215)	(296,215)

Conversion of Rights to common shares	419,450	42	-	-	42

Combination with Peck Electric Co.	1,820,744	182	(129,100)	-	(128,918)

Net loss	-	-	-	(1,150,716)	(1,150,716)

Balance as of, June 30, 2019	5,474,695	547	423,530	3,257,607	3,681,684

Recapitalization costs	-	-	(224)	-	(224)

Net income	-	-	-	76,155	76,155

Balance as of, September 30, 2019	5,474,695	$547	$423,306	$3,333,762	$3,757,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Peck Company Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net loss	$(1,777,342)	$(697,909)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	448,189	466,222
Deferred finance charge amortization	3,277	-
Bad debt expense	164,292	-
Deferred tax (benefit) provision	(631,335)	1,527,311
Changes in operating assets and liabilities:
Accounts receivable	(2,868,150)	(5,103,347)
Other current assets	53,895	(210,852)
Costs and estimated earnings in excess of billings	30,705	(2,709,006)
Accounts payable	(1,028,725)	2,085,197
Accrued expenses	(44,537)	43,425
Billings in excess of costs and estimated earnings on uncompleted contracts	3,175,877	645,385
Deferred compensation	(23,250)	(20,165)
Net cash used in operating activities	(2,497,104)	(3,973,739)

Cash flows from investing activities:
Purchase of solar arrays and equipment	-	(39,243)
Investment costs	-	(129,100)
Cash surrender value of life insurance	-	(54,689)
Investment in captive insurance	(57,230)	(60,063)
Net cash used in investing activities	(57,230)	(283,095)

Cash flows from financing activities:
Net borrowings on line of credit	2,232,580	4,027,476
Payments of line of credit	(510,100)	-
Proceeds from long-term debt	1,487,624	-
Payments of long-term debt	(327,847)	(230,629)
Payments to stockholders	(305,403)	-
Due to stockholders	-	395,070
Stockholder distributions paid	-	(219,600)
Net cash provided by financing activities	2,576,854	3,972,317
Net increase (decrease) in cash	22,520	(284,517)
Cash, beginning of period	95,930	313,217
Cash, end of period	$118,450	$28,700

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest	$215,453	$158,217
Income taxes	366	5,859

Supplemental schedule of non-cash investing and financing activities:
Shares of Preferred Stock issued for investment	$5,000,000	$-
Warrants issued for investment	$96,052	$-
Preferred dividends satisfied with distribution from investment	$175,556
Vehicle purchased and financed	$-	$127,161
Accrued S corporation distributions which have not been paid	$-	$266,814

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

b) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

2) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most accurate depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of September 30, 2020, the Company had $0 in pre-contract costs classified as a current asset under contract assets on the Condensed Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

3) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Performance obligations satisfied over time
Solar	$3,840,231	$9,852,848	$9,162,303	$17,060,573
Electric	679,339	1,541,210	1,653,545	3,908,634
Data and Network	446,456	355,522	905,084	908,963
Total	$4,966,026	$11,749,580	$11,720,932	$21,878,170

During the periods ended September 30, 2020 and 2019, there was no revenue recognized based on the satisfaction of performance obligation at a point in time.

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

e) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the condensed balance sheet net of the allowance for doubtful accounts. The allowance, which was $84,000 at September 30, 2020 and December 31, 2019, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

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

Project Asset were $0 for the three and nine months ended September 30, 2020 and 2019, respectively.

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

Total depreciation expense for the three months ended September 30, 2020 and September 30, 2019 was $138,164 and $155,169, respectively. Total depreciation expense for the nine months ended September 30, 2020 and September 30, 2019 was $448,189 and $466,222, respectively.

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

i) Asset Retirement Obligations

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and they capitalize the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore not recorded as a liability at September 30, 2020 and December 31, 2019.

j) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At September 30, 2020, the uninsured balances were immaterial.

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

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). This ASU clarifies the interaction among accounting standards for equity securities, equity method investments and certain derivatives. We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures. This guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted.

In August 2020, the FASB issued ASU No. 2020-08, Codification Improvements (Subtopic 310-20), Receivables-Nonrefundable Fees and Other Costs. This ASU states that an entity should reevaluate whether a callable debt security is within the scope of Paragraph 310-20-35-33 for each reporting period. We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures. This guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted.

In September 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470). This ASU amends SEC paragraphs pursuant to SEC release No. 33-10762. We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures. This guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted.

n) Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. The Company incurred $21,547 of deferred financing costs for the year ended December 31, 2019 in connection with a refinance of its revolving line of credit. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $207 for the three months ended September 30, 2020 and $0 for the three months ended September 30, 2019. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $3,277 for the nine months ended September 30, 2020 and $0 for the nine months ended September 30, 2019. Debt financing costs relating to the equity credit line were offset against additional paid in capital as the shares issued were fully earned on the execution of the agreement. The Company incurred $413,032 of deferred financing costs that was recorded to additional paid in capital for the year ended December 31, 2019.

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

iii. Purchase option for 390,000 Units was originally sold as part of the IPO. Each Unit has an exercise price of $12.00 per Unit and consists of the following:

○	One share of Common Stock
○	One right to receive one-tenth (1/10) of a share of Common Stock issued upon exercise of the Unit

One warrant entitling its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

b) Earnout

The Exchange Agreement contained a provision that if certain conditions were met by June 30, 2020, the end of the Earnout Period, the Company would issue 898,473 shares of Common Stock to the original Peck Electric Co. stockholders, issue 11,231 shares of Common Stock to Exit Strategy Partners, LLC, and issue shares of Common Stock to certain of the initial stockholders of the Company a number of shares of the Company’s Common Stock equal to the number of shares of the Company’s Common Stock forfeited and canceled by such stockholders to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the Closing as described below under “Issuance of Additional Shares and Forfeiture of Sponsor Shares.” The Board of Directors of the Company established a Special Committee of the Board of Directors to determine whether the conditions were met. Based on the findings of the Special Committee, the Board of Directors has determined that the conditions were not met. Accordingly, no shares will be issued pursuant to this provision.

c) Issuance of Additional Shares and Forfeiture of Sponsor Shares

In connection with the Reverse Merger and Recapitalization arising out of the Exchange Agreement, the Company issued 493,299 shares of Common Stock in exchange for the cancellation of approximately $5,618,675 of obligations and, as contemplated by the Exchange Agreement, certain insiders and their transferees agreed to forfeit and cancel 281,758 shares of Common Stock. As of December 31, 2019, 257,799 shares of Common Stock were forfeited. No new shares will be issued as the earnout provisions of Exchange Agreement were notmet by June 30, 2020, the end of the Earnout Period. The remaining 23,959 shares of Common Stock are pending forfeiture and cancellation as of September 30, 2020.

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

The Exchange Agreement provides that as long as the dividend payment on the Preferred Shares in each calendar quarter is equal to the aggregate distribution with respect to the GSI Units, such payments and distributions shall be offset and neither GSI nor the Company need to make any cash payments to the other. For the three months ending September 30, 2020, the Company accrued dividends of $175,556. For the nine months ending September 30, 2020, the Company accrued dividends of $175,556. For the three months ending September 30, 2020, the Company received a distribution from GSI in the amount of $175,556 which offset the dividends payable in accordance with the operating agreement between the Company and GSI. For the nine months ending September 30, 2020, the Company received a distribution from GSI in the amount of $175,556 which offset the dividends payable in accordance with the operating agreement between the Company and GSI.

The Company granted to GSI the right to repurchase up to 400,000 (in tranches of 50,000) of the Units at a valuation of $10.00 per Unit totaling $4,000,000.

The Company granted to GSI registration rights with respect to the Preferred Shares, the Warrant, and the Common Stock underlying the Warrant.

The GSI and SPP investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. At September 30, 2020, the equity investment for GSI and SPP was $5,000,000 and $96,052, respectively. No net appreciation or depreciation in fair value of the investments was recorded during the three and nine month periods ended September 30, 2020, as there were no observable price changes.

Note 4. LIQUIDITY AND FINANCIAL CONDITION

For the nine months ended September 30, 2020, the Company experienced a net operating loss and negative cash flow from operations. At September 30, 2020, the Company had balances of cash of $118,450, working capital deficit of $441,888 and total stockholders’ equity of $7,335,471. To date, the Company has relied predominantly on operating cash flow and borrowings from its credit facilities and long-term debt to fund its operations.

On April 24, 2020, the Company received a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. Proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period, subsequent to the cash being received by the Company, are eligible to be forgiven. The forgiveness amount allows for not more than 40% of the forgiveness to be for non-payroll items and is subject to reduction if employees are terminated or wages are reduced. The remaining unforgiven amount of the loan bears interest at 1% per annum and matures on April 24, 2025. Initial principal payments are deferred for the first ten months; however, interest still accrues during this time. There are no collateral requirements or prepayment penalties associated with the loan. The Company has applied for forgiveness of the full amount of the PPP loan.

Due to the impact of the COVID-19 pandemic, during the third quarter the Company recommenced several projects that were previously delayed. The delayed project start dates did negatively impact the anticipated revenue and cash flow for the period. However, all projects are anticipated to be completed consistent with original expectations. The current State of Emergency is scheduled to end on November 15, 2020. However, as the Company does support and maintain critical infrastructure, several projects were deemed essential and allowed to continue.

Under the terms of the Company’s equity line of credit, Lincoln Park Capital is required to purchase shares up to a total value of $15,000,000 pursuant to certain terms and conditions. The Company can require the purchase of 50,000 shares of Common Stock under a regular purchase. On the next day following a regular purchase, the Company can require the purchase of an accelerated purchase equal to 200% of the shares sold in the regular purchase as well as an additional accelerated purchase equal to 300% of the shares sold in the regular purchase. The total number of shares authorized under the Purchase Agreement total 3,024,194 which would allow the Company to maximize the equity line of credit within 10 business days. As of September 30, 2020, The Company has not utilized the line and the full availability remains available.

The Company believes its current cash on hand including the proceeds received under the PPP loan, the availability under the equity line of credits, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

Note 5. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	September 30, 2020	December 31, 2019

Accounts receivable - contracts in progress	$9,995,486	$7,190,412
Accounts receivable - retainage	86,977	188,193
	10,082,463	7,378,605
Allowance for doubtful accounts	(84,000)	(84,000)

Total	$9,998,463	$7,294,605

Bad debt expense was $164,292 and $0 for September 30, 2020 and 2019, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Costs in excess of billings	$1,241,667	$1,272,372
Unbilled receivables	-	206,213
Retainage	86,977	188,193
	$1,328,644	$1,666,778

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of September 30, 2020 will be billed and collected within one year. Contract liabilities were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Billings in excess of costs	$3,301,903	$126,026

Note 6. CONTRACTS IN PROGRESS

Information with respect to contracts in progress is as follows:

	September 30, 2020	December 31, 2019

Expenditures to date on uncompleted contracts	$4,738,293	$4,699,855
Estimated earnings thereon	1,042,936	1,409,060
	5,781,229	6,108,915
Less billings to date	(8,274,600)	(5,168,782)
	(2,493,371)	940,133
Plus under billings remaining on contracts 100% complete	433,135	206,213

Total	$(2,060,236)	$1,146,346

Included in accompanying balance sheets under the following captions:

	September 30, 2020	December 31, 2019

Cost and estimated earnings in excess of billings	$1,241,667	$1,272,372
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,301,903)	(126,026)

	$(2,060,236)	$1,146,346

Note 7. LONG-TERM DEBT

A summary of long-term debt is as follows:

	September 30, 2020	December 31, 2019

NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$693,461	$723,230

NBT Bank, National Association, 4.00% interest rate, secured by all business assets, payable in monthly installments of $12,070 through January 2021.	47,892	153,258

NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	253,348	274,476

NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	219,235	244,920

NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	438,800	474,464

NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	87,751	110,413

NBT Bank, National Association, 1.0% interest rate, payable in monthly installments including interest beginning September 2021, through August 2026, issued through the CARES Act Payroll Protection Program.	1,487,624	-

Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	264,244	333,510

National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/20 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	79,726	98,033

	3,572,081	2,412,304
Less current portion	(352,814)	(426,254)
	3,219,267	1,986,050
Less debt issuance costs	(16,726)	(20,003)
	$3,202,541	$1,966,047

Maturities of long-term debt are as follows:

Year ending December 31:	Amount

Remainder of 2020	$98,407
2021	404,619
2022	600,960
2023	561,413
2024	515,958
2025 and thereafter	1,390,724

$3,572,081

Note 8. LINE OF CREDIT

The Company has a working capital line of credit with NBT Bank with a limit of $6,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 3.25%. The line of credit is payable upon demand. The balance outstanding was $4,907,521 and $2,675,041 at September 30, 2020 and December 31, 2019, respectively Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis. As of September 30, 2020, the Company is in compliance with the financial covenants.

The Company had a line of credit with NBT Bank with a limit of $2,000,000 to fund the development of certain solar arrays. The line had a variable interest rate based on the Wall Street Journal Prime rate, which was 4.75%. The maturity date was September 2020 and this line of credit has been closed. There were no borrowings at September 30, 2020 and the balance was $510,100 at December 31, 2019. The line was secured by all business assets and is subject to certain financial covenants.

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

Total rent expense for all of the non-cancelable leases above were $2,547 and $5,219 for the three months ended September 30, 2020 and 2019, respectively. Total rent expense for all of the non-cancelable leases above were $19,577 and $31,347 for the nine months ended September 30, 2020 and 2019, respectively.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $44,385 and $186,465 for the three months ended September 30, 2020 and 2019, respectively. Total rent expense under short term rental agreements was $160,639 and $266,974 for the nine months ended September 30, 2020 and 2019, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount

Remainder of 2020	$48,125
2021	54,201
2022	35,236
2023	35,371
2024	35,508
2025	35,231
Thereafter	448,546

$692,218

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions. During the three and nine months ended September 30, 2020 and 2019, the Company incurred the following union assessments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Pension fund	$68,353	$141,553	$209,389	$287,810
Welfare fund	218,428	441,441	585,134	895,423
National employees benefit fund	23,553	52,484	59,366	97,071
Joint apprenticeship and training committee	3,336	8,004	8,546	14,456
401(k) matching	11,485	11,424	30,987	28,256
Total	$325,155	$654,906	$893,422	$1,323,016

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

The provision for income taxes for the nine months ending September 30, 2020 and 2019 consists of the following:

	September 30, 2020	September 30, 2019
Current
Federal	$-	$21,660
State	750	6,359

Total current	750	28,019

Deferred
Federal	(478,370)	1,141,389
State	(152,965)	364,973

Total deferred tax (asset) liability	$(631,335)	1,506,362

(Benefit) provision for Income Taxes	$(630,585)	$1,555,330

The Company’s total deferred tax assets and liabilities at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Deferred tax assets (liabilities)
Accruals and reserves	$23,758	$4,157
Net operating loss	964,948	421,940
Total deferred tax assets	988,706	426,097

Property and equipment	(1,455,853)	(1,524,578)
Total deferred tax liabilities	(1,476,297)	(1,524,578)

Net deferred tax asset (liabilities)	$(467,147)	$(1,098,481)

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax (benefit) expense at federal statutory rate	$(152,183)	$26,170	$(505,665)	$180,058
Federal taxes on period Company was a flow through entity	-	-	-	(153,888)
Permanent differences	12,676	-	36,111	-
Deferred tax expense recorded upon conversion to C corp	-	-	-	1,506,362
Other adjustments	(15,191)	-	3,910	-
State and local taxes net of federal benefit	(54,302)	22,298	(164,941)	22,798
Total	$(209,000)	$48,468	$(630,585)	$1,555,330

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

Summary financial information on NCL as of September 30, 2019 is:

Total assets	$68,741,297
Total liabilities	$34,086,013
Comprehensive income	$5,762,011

NCL’s fiscal year end is September 30, 2019.

	September 30, 2020	December 31, 2019
Investment in NCL
Capital	$36,000	$36,000
Cash security	158,785	101,555
Investment income in excess of losses (incurred and reserves)	3,320	3,320
Total investment	$198,105	$140,875

Note 13. RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company occupies, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At September 30, 2020 and December 31, 2019, the amount owed of $86,000 and $117,605, respectively, is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At September 30, 2020 and December 31, 2019, the amounts of $602,463 and $337,000, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholder loaned $286,964 and $295,299 to the Company to help with cash flow needs and the amount is included in the “due to stockholders” at September 30, 2020 and December 31, 2019, respectively.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is reported on the owner’s tax returns and they are taxed individually. As a result, the Company has accrued a distribution for taxes of $266,814 at September 30, 2020 and December 31, 2019, respectively, to the owners of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders” value below.

The amounts below include amounts due to/from stockholders as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at September 30, 2020).	$37,315	$342,718

Note 14. DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155,000, the net present value of which is $93,513 at September 30, 2020. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of September 30, 2020 and December 31, 2019 and recorded in the statement of operations when incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net (loss) income	$(515,680)	$76,155	$(1,777,342)	$(697,909)
Net income applicable to preferred shareholders	(175,556)	-	(175,556)	-
Net (loss) income available to common stock shareholders	$(691,236)	$76,155	$(1,952,898)	$(697,909)

Denominator:
Weighted average shares outstanding:
Basic	5,298,159	5,474,695	5,298,159	4,071,497
Diluted	5,298,159	5,474,695	5,298,159	4,071,497

Basic income (loss) per share	$(0.13)	$0.01	$(0.37)	$(0.17)
Diluted income (loss) per share	$(0.13)	$0.01	$(0.37)	$(0.17)

The Company has contingent share arrangements and warrants arising from the Reverse Merger and Recapitalization and Jensyn’s IPO as discussed in Note 2 and the Exchange and Subscription Agreement discussed in Note 3. The potential issuance of additional shares of Common Stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of Common Stock will be issued. These instruments could result in dilution in future periods. As of September 30, 2020, the earnout shares were forfeited. Below is a schedule of the potential share issuances arising from these contingencies that were excluded from the calculations above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Earnout provision, includes new shares of common stock to be issued to former Peck Electric Co. shareholders	-	898,473	-	898,473
Earnout provision, includes new shares of Common Stock that may be issued to Exit Strategy	-	11,231	-	11,231
Earnout provision, including new shares of Common Stock that may be issued to holders of forfeited and canceled shares	-	257,799	-	257,799
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	2,292,250	2,292,250	2,292,250	2,292,250
Warrants to purchase Common Stock, from Solar Project Partners, LLC. Exchange and Subscription Agreement	275,000	-	275,000	-
Conversion of Preferred Stock to Common Stock from GreenSeed Investors, LLC Exchange and Subscription Agreement	200,000	-	200,000	-

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

Note 17. MERGER AGREEMENT

On August 10, 2020, the Company and Sunworks, Inc. (“Sunworks”) (Nasdaq: SUNZ), entered into a definitive agreement under which the Company will acquire Sunworks in an all-stock transaction pursuant to which each share of Sunworks stock will be exchanged for 0.185171 shares of Peck common stock (subject to certain adjustments). Assuming no adjustments, Sunworks’ stockholders will receive an aggregate of approximately 3,079,207 shares of Peck common stock, representing approximately 36.54% of Peck common stock outstanding after the merger. Before entering into the definitive agreement, no material relationship existed between Sunworks and Peck. The merger has received the approval of the Board of Directors of both Sunworks and Peck and is anticipated to close during the fourth quarter of 2020 subject to approval by stockholders of both companies and other customary conditions. On October 14, 2020 the Company filed its Definitive Joint Proxy Statement/Prospectus (“the Proxy”) with the Securities and Exchange Commission. The Proxy included the notice of a Special Meeting of Stockholders to be held on November 12, 2020 to vote on the proposal to adopt the Agreement and Plan of Merger. Sunworks provides photovoltaic (PV) based power systems for the agricultural, commercial, industrial (ACI), public works, and residential markets in California, Nevada, Massachusetts, Oregon, New Jersey and Hawaii. The merger will be accounted for as a business combination in which the Company will be the acquirer.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 and September 30, 2019 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

REVENUE AND COST OF GOODS SOLD

Consolidated revenue for the three months ended September 30, 2020 decreased 58% to $5 million, compared to $11.7 million in the corresponding period in 2019. Due to the State of Emergency declared by the State of Vermont, the Company was unable to complete or begin several projects due to the current COVID-19 pandemic. The Company did resume and commence all projects previously impacted by the COVID-19 pandemic and anticipates completion of these projects during 2020. However, the State of Emergency was extended to November 15, 2020 and any impact cannot be predicted.

Gross profit decreased 84% to $0.2 million for the three months ended September 30, 2020, compared to $1.4 million in the corresponding period in 2019. Gross margin as a percentage of sales was 4.8% for the three months ended September 30, 2020, compared to 12.30% in the corresponding period in 2019. Lower gross margin for the three months ended September 30, 2020 was the result of maintaining our labor force during the uncertainty of the COVID-19 pandemic. The Company was able to secure a loan through the CARES Act Payroll Protection Program to support our workforce.

Total operating expenses for the three months ended September 30, 2020 were $0.9 million, or 17.9% of sales, compared to $1.26 million in the corresponding period in 2019, or 10.7% of sales. The decrease in operating expenses for the three months ended September 30, 2020 was the result of tighter internal controls implemented over expense management. In addition, the utilization of remote work capabilities reduced expenditures related to facility usage. .

Income tax benefit for the three months ended September 30, 2020 was $209,000 compared to the income tax provision for the three months ended September 30, 2019 of $48,468. Please see the rate reconciliation table included in Footnote 11 for an explanation of the effective tax rate.

Backlog for the three months ended September 30, 2020 was $56 million, compared to $16 million for the three months ended September 30, 2019 and $26 million for the three months ended June 30, 2020. The Company expects to realize nearly all of the backlog within the next 12 months.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore has not historically incurred significant selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $0.7 million for the three months ended September 30, 2020, compared to $1 million for the three months ended September 30, 2019. As a percentage of revenue, G&A expenses increased to 14.3% of revenue in the three months ended September 30, 2020, compared to 8.2% in the three months ended September 30, 2019. In total dollars, G&A expense decreased primarily due to tighter internal controls implemented over expense management. In addition, the utilization of remote work capabilities reduced expenditures related to facility usage., compared to the three months ended September 30, 2019.

DEPRECIATION AND AMORTIZATION

Depreciation expenses for the three months ended September 30, 2020 were $138,164, compared to $155,169 for the three months ended September 30, 2019. Depreciation expenses were stable when compared to the three months ended September 30, 2019 as the Company has not had significant capital expenditures for the three months ended September 30, 2020.

OTHER EXPENSES

Warehousing and other operating expenses were $180,471 for the three months ended September 30, 2020, compared to $294,154 for the three months ended September 30, 2019. Warehousing and other operating expenses include Company-owned solar array depreciation and salaries associated with Company-owned solar arrays, general warehousing costs, project-related travel and performance related expenses.

NET (LOSS) INCOME

The net loss for the three months ended September 30, 2020 was $0.5 million, compared to a net income of $0.08 million for the three months ended September 30, 2019. The net loss was the result of a lack of revenue generated from operations due to the uncertainty of the COVID-19 pandemic and the State of Emergency declared by the State of Vermont.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

REVENUE AND COST OF GOODS SOLD

Consolidated revenue for the nine months ended September 30, 2020 decreased 46% to $11.7 million, compared to $21.9 million in the corresponding period in 2019. Due to the State of Emergency declared by the State of Vermont, the Company was unable to complete or begin several projects due to the current COVID-19 pandemic. The Company did resume and commence all projects previously impacted by the COVID-19 pandemic and anticipates completion of these projects during 2020. However, the State of Emergency was extended to November 15, 2020 and any impact cannot be predicted.

Gross profit decreased 86% to $0.6 million for the nine months ended September 30, 2020, compared to $4.0 million in the corresponding period in 2019. Gross margin as a percentage of sales was 4.8% for the nine months ended September 30, 2020, compared to 18.4% in the corresponding period in 2019. Lower gross margin for the nine months ended September 30, 2020 was the result of maintaining our labor force during the uncertainty of the COVID-19 pandemic. The Company was able to secure a loan through the CARES Act Payroll Protection Program to support our workforce.

Total operating expenses for the nine months ended September 30, 2020 were $2.7 million, or 23.4% of sales, compared to $3.0 million in the corresponding period in 2019, or 13.8% of sales. The decrease in operating expenses for the nine months ended September 30, 2020 was the result of the closure of our facilities due to the COVID-19 pandemic.

Income tax benefit for the nine months ended September 30, 2020 was $630,585 compared to the income tax provision for the nine months ended September 30, 2019 of $1,555,530. Please see the rate reconciliation table included in FN 11 for an explanation of the effective tax rate.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore has not historically incurred significant selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $2.2 million for the nine months ended September 30, 2020, compared to $2.0 million for the nine months ended September 30, 2019. As a percentage of revenue, G&A expenses increased to 18.7% of revenue in the nine months ended September 30, 2020, compared to 9.1% in the nine months ended September 30, 2019. In total dollars, G&A expense was consistent with prior year as the Company was able to stabilize administrative expenses related to operating as a public company during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

DEPRECIATION AND AMORTIZATION

Depreciation expenses for the nine months ended September 30, 2020 were $448,189, compared to $466,222 for the nine months ended September 30, 2019. Depreciation expenses were stable when compared to the nine months ended September 30, 2019 as the Company has not had significant capital expenditures for the three months ended September 30, 2020.

OTHER EXPENSES

Warehousing and other operating expenses were $0.6 million for the nine months ended September 30, 2020, compared to $1.0 million for the nine months ended September 30, 2020. Warehousing and other operating expenses include Company-owned solar array depreciation and salaries associated with Company-owned solar arrays, general warehousing costs, project-related travel and performance related expenses.

NET (LOSS) INCOME

The net loss for the nine months ended September 30, 2020 was $1.8 million, compared to a net loss of $0.7 million for the nine months ended September 30, 2019. The net loss was the result of a lack of revenue generated from operations due to the uncertainty of the COVID-19 pandemic and the State of Emergency declared by the State of Vermont.

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

The reconciliations of EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(515,680)	$76,155	$(1,777,342)	$(697,909)
Depreciation and amortization	138,164	155,169	448,188	466,222
Other expense, net	72,554	54,671	218,730	158,217
Income Tax	(209,000)	48,468	(630,585)	1,555,330
EBITDA	(513,962)	334,463	(1,741,009)	1,481,860
Other costs	-	78,388	-	243,819

Adjusted EBITDA	(513,962)	412,851	(1,741,009)	1,725,679

Weighted Average shares outstanding	5,298,159	5,474,695	5,298,159	4,071,497

Adjusted Earnings per share	(0.10)	0.08	(0.33)	0.42

LIQUIDITY AND CAPITAL RESOURCES

The Company had $118,450 in cash at September 30, 2020, as compared to $95,930 at December 31, 2019.

As of September 30, 2020, the Company’s working capital deficit was $441,888, compared to a working capital surplus of $362,586 at December 31, 2019. The Company believes that the aggregate of its existing cash and cash equivalents and working line of credit will be sufficient to meet its operating cash requirements for at least the next 12 months. On April 24, 2020, the Company secured a PPP loan in the amount of $1,487,624 through the CARES Act. The Company anticipates utilizing the forgiveness provisions of the PPP loan to support cashflow needs during the continuing COVID-19 pandemic. The Company has applied for forgiveness of the full amount of the PPP loan.

Due to the impact of the COVID-19 pandemic, the Company had several current projects delayed but the commencement of those projects has begun as of the date of this filing. In addition, the Company was awarded several projects that commenced immediately. The current State of Emergency is scheduled to expire on November 15, 2020. However, as the Company does support and maintain critical infrastructure, several projects were deemed essential and allowed to continue.

During 2019, the Company entered into an equity line of credit facility with potential to sell at-the-market shares. The Company would receive the cash proceeds of this sale which would help support any cash flow deficiencies that may arise. Under this agreement, Lincoln Park Capital is required to purchase the shares the Company offers in a timely manner. The Company believes the cash proceeds can be raised very quickly in the event there is a liquidity issue. The equity line of credit is in place for $15,000,000. The total number of shares authorized under the Lincoln Park Capital Purchase Agreement total 3,024,194 which would allow the Company to maximize the equity line of credit within 10 business days. As of October 30, 2020, the closing price per share of Common Stock was $6.56 which would allow the Company to maximize the equity line of credit to generate $15.0 million.

Certain of the Company’s loan agreements contain a clause requiring lender approval for changes to the guarantor under such agreements. If this clause is implicated, such lenders may require outstanding indebtedness to become immediately due.

Cash flow used in operating activities was $2,497,104 for the nine months ended September 30, 2020, compared to $3,973,739 of cash used by operating activities in the nine months ended September 30, 2019. The decrease in cash provided by operating activities was primarily the result of the increase in accounts receivable of approximately $2.7 million, reduction of accounts payable by approximately $1.0 million and the net loss of $1.8 million for the nine months ended September 30, 2020.

Net cash used in investing activities was $57,230 for the nine months ended September 30, 2020, compared to $283,095 used in the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company took a conservative approach to investing in property and equipment given the uncertain nature of the current COVID-19 pandemic.

Net cash provided by financing activities was $2,576,854 for the nine months ended September 30, 2020 compared to $3,972,317 for the nine months ended September 30, 2019. Cash provided by financing activities in the nine months ended September 30, 2020 consisted of funds received as proceeds from line of credit increase and was partially offset by principal payments for equipment notes and amounts to due to shareholders. In addition, the Company secured a PPP loan through the CARES Act in the amount $1.5 million.

The Company believes its current cash on hand including the proceeds received under the PPP loan, the availability under the equity line of credits, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date of this Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in internal control over financial reporting.

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

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 26, 2020 The Peck Company Holdings, Inc., a Delaware corporation (the “Company”), received a letter (the “Nasdaq Letter) from the Nasdaq Stock Market indicating that, as result of the resignation on August 6, 2020 of Mr. Douglas Rose as a member of the Board of Directors of the Company, the Company no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Nasdaq Listing Rule 5605. The Nasdaq Listing Rules provide the Company a cure period in order to regain compliance. Counsel to the Company responded to the Nasdaq Letter by a letter dated September 1, 2020 (the “Company Letter”) indicating that the Company anticipated coming into compliance with Nasdaq Listing Rule 5605 upon the closing of the planned merger (the “Merger”) of Sunworks, Inc. into Peck Mercury, Inc., a wholly-owned subsidiary of the Company. The closing of the Merger is anticipated to occur in the fourth quarter of 2020. As indicated in the Company Letter, the Company anticipates increasing the size of the Company’s Board of Directors to seven persons, a majority of whom will be independent and appointing an additional member meeting Nasdaq’s independence standards to the Company’s Audit Committee thereby curing the Company’s non-compliance.

Item 6. Exhibits

Exhibit				Filing
No.	Description	Included	Form	Date

2.1	Agreement and Plan of Merger, dated August 10, 2020, by and among Sunworks, Inc., The Peck Company Holdings, Inc. and Peck Mercury, Inc.	By Reference	8-K	August 12, 2020

2.1(a)	Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	March 1, 2019

2.1(b)	First Amendment to Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	June 3, 2019

2.2	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

2.3	Share Exchange Agreement by and among Jensyn Acquisition Corp., Oneness Global and the Stockholders of Oneness Global	By Reference	10-Q	August 20, 2018

2.4	Exchange and Subscription Agreement dated as of April 22, 2020 among The Peck Company Holdings, Inc., GreenSeed Investors, LLC and Solar Project Partners, LLC	By Reference	8-K	April 28, 2002

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation dated June 4, 2018.	By Reference	8-K	June 8, 2018

3.1(c)	Amendment to Amended and Restated Certificate of Incorporation dated August 29, 2018.	By Reference	8-K	September 4, 2018

3.1(d)	Amendment to Amended and Restated Certificate of Incorporation dated January 2, 2019.	By Reference	8-K	January 3, 2019

3.1 (e)	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2020

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.6	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.7	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.8	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.9	Warrant dated April 22, 2020 issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2020

4.10	Promissory Noted dated January 13, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.11	Paycheck Protection Program Note and Disbursement Authorization dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, N.A	By Reference	8-K	April 28, 2020

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.4(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.4(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.4(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.4(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.4(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.4(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.4(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.5	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(b)	Amendment No 2 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 8, 2018

10.5(c)	Amendment No 3 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	August 29, 2018

10.5(d)	Amendment No 4 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	January 3, 2019

10.6	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.7	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.8	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.9	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.10	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.11	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.12	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.13	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.14	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.15	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.16	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	By Reference	10-K	March 29, 2018

10.17	Promissory Note dated March 6, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	May 21, 2018

10.18	Promissory Note dated June 22, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	August 20, 2018

10.19	Second Original Discount Promissory Note dated March 7, 2019 issued to Riverside Merchant Partners, LLC	By Reference	8-K	March 14, 2019

10.20	Voting Agreement dated March 7, 2019 among Riverside Merchant Partners, LLC and the shareholders that are a signatory thereto	By Reference	8-K	March 14, 2019

10.21	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-Q	August 13, 2020

10.22	Business Loan Agreement dated January 13, 2020 between Peck Electric Co. and NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.23	Commercial Guaranty dated January 13, 2020 issued by Jeffrey Peck to NBT Bank, National Association.	By Reference	8-K	April 28, 2020

10.24	Voting Agreement dated August 10, 2020 between Sunworks, Inc. and Jeffrey Peck	By Reference	8-K	August 12, 2020

10.25	Voting Agreement dated August 10, 2020 between Sunworks, Inc. and Mykilore Trust	By Reference	8-K	August 12, 2020

10.26	Lockup Agreement dated August 10, 2020 between Sunworks, Inc. and Jeffrey Peck	By Reference	8-K	August 12, 2020

10.27	Lockup Agreement dated August 10, 2020 between Sunworks, Inc. and Mykilore	By Reference	8-K	August 12, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2020.

THE PECK COMPANY HOLDINGS, INC.

By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

