Form 10-K/A
period 2019-12-31
PECK Co HOLDINGS, INC.
filed 2020-11-30
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares of the Registrant’s Common Stock outstanding as April 13, 2020 was 5,298,159.

EXPLANATORY NOTE

The Peck Company Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on April 14, 2020 (the “Original Form 10-K”), in order to correct the inadvertent omission of certain signatures pursuant to the requirements of the Securities Exchange Act of 1934. This Amendment No. 1 should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Other than the filing of the corrected signatures mentioned above, this Amendment No. 1 does not modify or update the disclosures in the Original Form 10-K in any way. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K or modify or update any related or other disclosures.

/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer

Date: November 30, 2020

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
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: April 14, 2020

POWER OF ATTORNEY

The undersigned directors and officers of The Peck Company Holdings, Inc., hereby constitute and appoint Jeffrey Peck and John Sullivan, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and on behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in such capacities and on the dates indicated.

By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Fredrick Myrick
Fredrick Myrick
Executive Vice President and Director

By:	/s/ Stewart Martin
Stewart Martin
Director

By:
Douglas Rose
Director

By:	/s/ Daniel Dus
Daniel Dus
Director

Dated: April 14, 2020