Form 10-K
period 2020-12-31
ISUN, INC.
filed 2021-03-15
CIK 1634447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-37707

iSUN, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-2150172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Avenue D, Suite 10 Williston, Vermont	05495
(Address of Principal Executive Offices)	(Zip Code)

(802) 658-3378
(Registrant’s telephone number)

The Peck Company Holdings, Inc.
4050 Williston Road, Suite 511
South Burlington, VT 05403
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2020 was $19.8 million.

The number of shares of the Registrant’s Common Stock outstanding as March 12, 2021 was 8,478,584.

SUMMARY RISK FACTORS
Investing in our shares of Common Stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•
The impact of the coronavirus pandemic (COVID-19) on general market and economic conditions has yet to be determined and is likely to have a material adverse effect on our business and results of operations.

•	We have had an extensive and profitable operating history, with the exception of 2019 and 2020, but it may be difficult to accurately evaluate our future business and prospects.
•
Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting as required to be implemented by Section 404 of the Sarbanes-Oxley Act of 2002.

•
We may require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to achieve growth of our operations.

•
A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

•
Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.

•	Our growth strategy depends on the widespread adoption of solar power technology.
•
Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

•	Our business depends in part on the regulatory treatment of third-party owned solar energy systems.
•	Our ability to provide solar energy systems to customers on an economically viable basis depends on our ability to help customers arrange financing for such systems.
•	We may not realize the anticipated benefits of future acquisitions, and integration of these acquisitions may disrupt our business and management.
•	We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.
•
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

Business Introduction/Summary

We were originally formed on October 8, 2014 as a blank check company under the name Jensyn Acquisition Corp. for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more businesses or entities. On June 20, 2019, we completed a business combination (the “Reverse Merger and Recapitalization”) pursuant to which we acquired Peck Electric Co. (“Peck Electric”). The Business Combination was a reverse merger treated as a recapitalization and that Peck Electric was deemed the accounting acquirer and takes over the historical information for the Company. Following the Reverse Merger and Recapitalization, we became known as The Peck Company Holdings, Inc. We conducted all of our business operations exclusively through our wholly owned subsidiary, Peck Electric, until January 19, 2021.

On January 19, 2021, we completed a business combination (the “Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy, LLC”). The Business Combination was an acquisition treated as a merger and reorganization and that iSun Energy, LLC became a wholly owned subsidiary of The Peck Company Holdings, Inc. Following the Merger Agreement, we changed our name to iSun, Inc. (formerly The Peck Company Holdings, Inc,) We now conduct all of our business operations exclusively through our wholly owned subsidiaries, Peck Electric and iSun Energy, LLC.

We are one of the largest commercial solar engineering, procurement and construction (“EPC”) companies in the country and are expanding across the Northeastern United States. We were a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. Our core values were and still are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, our Chief Executive Officer, has applied such core values to expand into the solar industry. Today, we are guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives.

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

We manage our business through our construction operations and offer our EPC services and products consisting of solar, electrical and data installations. Approximately 80% of our revenue is derived from our solar EPC business, approximately 18% of revenue is derived from our electrical and data business and approximately 2% of revenue is currently derived from recurring revenue of Company-owned solar arrays. Recently our growth has been derived by increasing our solar customer base starting in 2013 and by continuing to serve the needs of existing electrical and data customers. We have installed some of the largest commercial and utility-scale solar arrays in the State of Vermont. Our union crews are expert constructors, and union access to an additional workforce makes us ready for rapid expansion to other states while maintaining control of operating costs. The skillset provided by our workforce is transferrable among our service offerings depending on current demand.

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

Consummation of the Business Combinations

On January 19, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, Peck Mercury, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), iSun Energy LLC, a Delaware limited liability company (“iSun Energy, LLC”), the sole member of which was Sassoon M. Peress (“Peress”), and Peress, pursuant to which the Merger Sub merged with and into iSun Energy LLC (the “Merger”) with iSun Energy LLC as the surviving company in the Merger and iSun Energy LLC becoming a wholly-owned subsidiary of the Company. In connection with Merger, Peress will receive 400,000 shares of the Company’s Common Stock over five years, 200,000 shares of which were issued at the closing, warrants to purchase up 200,000 shares of the Company’s Common Stock, and up to 240,000 shares of the Company’s Common Stock based on certain performance milestones.

iSun Energy LLC offers products and services designed to support the growing electric vehicle and smart city markets. The flagship iSun Energy & Mobility Hub is the result of 30 years of passion, dedication, and innovation through sustainability. The iSun solar EV carport charging systems incorporate solar panels to charge electric vehicles while providing unparalleled software insights into data surrounding the energy produced, consumed, air quality effects and other key metrics. The iSun Oasis Smart Solar Bench is expected to be an integral part in developing smart cities and campuses and has the ability to charge any mobile device through integrated solar panels that collect and store energy throughout the day. iSun’s accompanying data platform allows for monitoring and analysis of key metrics through built in IoT (Internet of Things) sensors. The platform also affords both physical and digital advertising and branding, for additional recurring revenue opportunities. iSun’s Augmented Reality 3D software platform helps clients visualize their projects before they are built, making it easy for our clients to adopt sustainable solutions and to understand their impact on sustainability.

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

●	Purchase option for 390,000 Units was originally sold as part of the IPO. Each Unit has an exercise price of $12.00 per Unit and consists of the following:

●	One share of Common Stock

●	One right to receive one-tenth (1/10) of a share of Common Stock issued upon exercise of the Unit

●	One warrant entitling its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

Prior to the Reverse Merger and Recapitalization, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Reverse Merger and Recapitalization, we have ceased to be a “shell company” and have continued the existing business operations of the Company as a publicly traded company under the name “iSun, Inc.” (formerly The Peck Company Holdings, Inc.). The business combination was a reverse merger treated as a recapitalization and that, Peck Electric was deemed the accounting acquirer and took over the historical information for the Company.

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

The solar industry is positioned for rapid growth. More than 80% of Peck Electric’s revenue mix is from solar array installations. Industry reports forecast a sharp acceleration in solar installations through 2050, and the US Energy Information Association noted in its 2019 outlook that it expects solar energy production to reach 48% of the overall mix of renewable energy production by 2050, from just 13% in 2018. The drivers of this acceleration include the declining cost of solar array equipment, a heightened focus on clean renewable energy production, and the consistent increase in demand of electric energy. We are uniquely positioned to benefit from this rapid escalation in solar array installations, given our 47-year history as a full service electric contractor and our existing, highly scalable and historically profitable solar installation business in Vermont.

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

Our capabilities allow for expansion into high-growth adjacent markets. We hold a rich history as a business in operation in Vermont for 47 years. We began operations as a traditional electric contractor and hold a wide range of capabilities to install electric equipment for a variety of end uses. Today, these core capabilities have developed our business in solar array installation, traditional electric, and data services. We can deploy these capabilities to other large, rapidly growing clean/renewable end markets; namely electric vehicle (“EV”) charging stations and energy storage. The rapid proliferation of EV charging stations has followed the shift in auto sales to electronic vehicles, and the EV charging market is expected to expand to over $30 billion by 2024 with a CAGR of 40% over the 5-year period. Energy storage measured by megawatts expanded by 44% year-over-year in 2018 and is projected to grow into a $4.7 billion market by 2024. Both of these markets represent adjacent, high growth expansion opportunities for us, and both require minimal investment of resources, infrastructure or capital spend given its complementary nature to our existing capabilities.

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

Employees

As of March 12, 2021, we employed approximately 150 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

We have direct access to unionized labor, which provides a unique advantage for growth, because workforce resources can be scaled efficiently utilizing local labor unions in other states to meet specific project needs in other states without increasing fixed labor costs for us.

Financing

To promote sales, we assist customers in obtaining financing options. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not directly provide financing, we have relationships to arrange financing with numerous private and public sources, including the Vermont State Employees Credit Union, which offers VGreen financing to maximize solar investment savings.

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

Approximately 83% of our sales in 2020 were in commercial and small utility solar projects. Approximately 0.5% of revenues were generated by residential installations in 2020. In 2019, approximately 77% of our sales were in commercial and small utility solar projects, while approximately 3% of revenues came from residential solar. We expect that these percentages will vary from year to year.

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

Technology and Intellectual Property

Generally, the solar EPC business is not dependent on intellectual property.

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

The federal government currently offers a 26% investment tax credit (“ITC”) under Section 48(a) of the Internal Revenue Code for the installation of certain solar power facilities until December 31, 2022, after which it will fall to 22% in 2023 and 10% in 2024.

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

Corporate Information

Our address is 400 Avenue D, Suite 10, Williston, VT 05495 and our telephone number is (802) 658-3378. Our corporate website is: www.isunenergy.com. The content of our website shall not be deemed incorporated by reference in this Annual Report.

Item 1A.	Risk Factors.

An investment in our Common Stock involves significant risks. You should carefully consider the risk factors contained in this Annual Report and in our filings with the SEC before you decide to invest in our Common Stock. Our business, prospects, financial condition and results of operations may be materially and adversely affected as a result of any of such risks. The value of our Common Stock could decline as a result of any of these risks. You could lose all or part of your investment in our Common Stock. Some of our statements in sections entitled “Risk Factors” are forward-looking statements. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

The impact of the coronavirus pandemic (COVID-19) on general market and economic conditions has yet to be determined and is likely to have a material adverse effect on our business and results of operations.

As of the date of this Annual Report on Form 10-K, the coronavirus pandemic (COVID-19) has resulted in widespread disruption to capital markets and general economic and business climate. It is too early for us to predict the long-term effects of this health crisis. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. On March 16, 2020, in response to intensifying efforts to contain the spread of COVID-19, we temporarily limited access to headquarters and began implementing remote work environments for our employees. On March 25, 2020, we closed our headquarters and advised all employees to work remotely until more guidance is provided. On August 1, 2020, we reopened our headquarters on a limited basis with the proper workplace safety protocols in place while allowing all employees to continue remote work at their discretion. We continue to monitor the outbreak of COVID-19 to help ensure the health and safety of our associates and our customers. We are also continuing to communicate with our suppliers regarding the flow of product and potential temporary effects on our supply chain. On March 12, 2021, Governor Phil Scott extended Vermont’s State of Emergency and all existing mitigation orders and closures until April 15, 2021. Given the dynamic nature of these circumstances, the duration of business disruption and the related financial affect cannot be reasonably estimated at this time. We continue to provide service and maintenance in support of critical infrastructure including utilities and telecommunications. The extent to which COVID-19 affects our results, or those of our suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions and related costs to contain or treat it, among others.

Risks Related to Our Financial Position and Capital Requirements

We have had an extensive and profitable operating history, with the exception of 2019 and 2020, but it may be difficult to accurately evaluate our future business and prospects.

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

We are currently subject to Section 404 of the Sarbanes-Oxley Act of 2002 and are required to provide management’s attestation on internal controls. Our management has identified control deficiencies and the need for a stronger internal controls environment relating to revenue activities. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2020. Although our management has taken significant steps to remediate this weakness, our management can give no assurance yet that all the measures it has taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures and internal control over financial reporting or that any other material weaknesses or restatements of financial results will not arise in the future. We plan to take steps to remedy this material weakness. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in the future, we will not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

We may require substantial additional funding which may not be available to it on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to achieve growth of our operations.

The Company was not profitable in 2019 and 2020.  In order to grow our operations, we may increase our spending to fund our operating expenses and capital expenditures.

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

If we are unable to compete in the market, we will have an adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2020, a vast majority of our total installations were in New England. Our management expects our near-term future growth to occur throughout the Northeastern United States, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

We often find that some customers tend to book projects by the end of a calendar year to realize the benefits of available subsidy programs prior to year-end. This results in third and fourth quarter sales being more robust usually at the expense of the first quarter. In the future, this seasonality may cause fluctuations in financial results. In addition, other seasonality trends may develop and the existing seasonality that we experience may change. Weather can also be an important factor affecting project timelines.

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

Prior to the Reverse Merger and Recapitalization, we were considered to be a “shell company” under Rule 405 of Regulation C of the Securities Act. A “shell company” is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. In order to rely on the resale exemption provided by Rule 144, certain requirements must be met, including that the Company is current in the filings required by the Securities Exchange of 1934, as amended. Because shareholders may not be able to rely on an exemption for the resale of their securities other than Rule 144, they may not be able to easily re-sell our securities in the future and could lose their entire investment as a result. See “Shares Eligible For Future Sale – Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies”.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are required to provide management’s attestation on internal controls effective December 31, 2020. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

On January 5, 2021, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5620(a) (the “Annual Meeting Rule”), which requires the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s fiscal yearend for continued listing on the NASDAQ Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market. The Company submitted a compliance plan to Nasdaq and was granted until May 11, 2021 to comply with the Annual Meeting Rule.  The Company anticipates holding its 2019 and 2020 Annual Meeting of Stockholders on May 11, 2021.

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

Risks Related to Offerings and Ownership of Our Common Stock

The issuance of our Common Stock related to the Exchange and Subscription Agreement with GreenSeed Investors, LLC was dilutive.

The Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) dated April 22, 2020 with GreenSeed Investors, LLC, a Delaware limited liability company (“GSI”), and Solar Project Partners, LLC, a Delaware limited liability company (“SPP”). Under the terms of the Exchange Agreement, the shares of Preferred Stock are convertible into shares of Common Stock. The shares of Preferred Stock were converted into 370,370 shares of Common Stock on February 22, 2021. In addition, on February 9, 2021 warrants issued to GSI to purchase shares of Common Stock were exercised on a cashless basis.  An aggregate of 117,376 shares of Common Stock were issued in connection with such exercise.

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

The issuance of our Common Stock related to the Form S-3 Registration Statement and Sales Agreement with Alliance Global Partners (“Agent”) may cause dilution and could cause the price of our Common Stock to fall.

A substantial majority of the outstanding shares of our Common Stock and exercisable options are freely tradable without restriction or further registration under the Securities Act of 1933, as amended.

The Registration Statement contains a Base Prospectus, which covers the offering, issuance and sale by iSun of up to $50,000,000 in the aggregate of our shares of Common Stock from time to time in one or more offerings.

Pursuant to Sales Agreement with the Agent, as amended, iSun may offer and sell from time to time up to an aggregate of $915,000 of the Placement Shares through the Agent. Sales of the Placement Shares pursuant to the Sales Agreement, may be made in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act. The Agent will act as sales agent and will use commercially reasonable efforts to sell on iSun’s behalf all of the Placement Shares requested to be sold by iSun, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and iSun.

Sales of a substantial number of shares of our Common Stock in the public market, future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that these sales could occur, could cause the market price of our Common Stock to decline. Increased sales of our Common Stock in the market for any reason could exert significant downward pressure on our stock price.

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

As of December 31, 2020, we had a working capital of $242,865 and had a net loss of $4,328 for the year ended December 31, 2020. On January 8, 2021 we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses.

We may utilize the Shelf Registration to issue and sell up to $50,000,000 in the aggregate of our shares of Common Stock. The extent that we rely on the Shelf Registration as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. After utilizing approximately $10.5 million in a registered direct offering, the Company can utilize the Shelf Registration to generate approximately $39.5 million in additional offerings.

We may direct Lincoln Park to purchase up to $15,000,000 worth of shares of our Common Stock under the Purchase Agreement over a 24-month period, generally in amounts up to 50,000 shares of our Common Stock, which may be increased to up to 100,000 shares of our Common Stock depending on the market price of our Common Stock at the time of sale, and, in each case, subject to a maximum limit of $250,000 per purchase, subject to certain exceptions, on any single business day (such share amounts being subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement). Assuming a purchase price of $13.80 per share (the closing sale price of the Common Stock on February 5, 2021) and the purchase by Lincoln Park of 50,000 shares of Common Stock, gross proceeds to us would be $690,000.

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

Our management will have broad discretion over the use of the net proceeds from our sale of shares of Common Stock to Lincoln Park or utilization of the Sales Agreement with AGP, you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management will have broad discretion as to the use of the net proceeds from our sale of shares of Common Stock to Lincoln Park or utilization of the Sales Agreement with AGP, and we could use them for purposes other than those contemplated at the time of commencement of this offering. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

As of March 12, 2021, our directors, executive officers and holders of more than 5% of our equity securities, together with their affiliates, beneficially own 50% of our outstanding shares of Common Stock. As a result, these stockholders have significant influence to determine the outcome of matters submitted to our stockholders for approval, including the ability to control the election of our directors, amend or prevent amendment of our Second Amended and Restated Certificate of Incorporation or Bylaws or effect or prevent a change in corporate control, merger, consolidation, takeover or other business combination. In addition, any sale of a significant amount of our Common Stock held by our directors, executive officers and principal stockholders, or the possibility of such sales, could adversely affect the market price of our Common Stock. Our management’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our Common Stock price or prevent our stockholders from realizing any gains from our Common Stock.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our Common Stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $700 million and annual revenue of less than $100 million as of the last business day of our most recently completed second fiscal quarter.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We leased space and occupy 6,250 square feet of office space and 6,750 square feet of warehouse space at 400 Avenue D, Suite 10, Williston, VT 05495. We believe that this space is sufficient to meet our current needs across all business segments.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on Nasdaq under the symbol “ISUN.” The last reported sale price of our Common Stock on March 12, 2021 on Nasdaq was $13.80 per share.

Holders of Common Stock.

On March 12, 2021, we had 9,387 registered holders of record of our Common Stock.

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

Business Introduction / Overview

iSun, Inc., the principal office of which is located in Williston, Vermont, is one of the largest commercial solar engineering, procurement and construction (“EPC”) companies in the country and is expanding across the Northeastern United States (“U.S.”). The Company is a second-generation business founded under the name Peck Electric Co. (“Peck Electric”) in 1972 as a traditional electrical contractor. The Company’s core values are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, the Company’s Chief Executive Officer, has applied such core values to expand into the solar industry. Today, the Company is guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives.

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

After installing more than 200 megawatts of solar energy, we believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. As a result of the completion of our business combination transaction with Jensyn Acquisition Corp. (“Jensyn”) on June 20, 2019, pursuant to which we acquired Peck Electric Co. (the “Reverse Merger and Recapitalization”), we have now opened our company to the public market as part of our strategic growth plan. We are expanding across the Northeastern U.S. to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

We have a three-pronged growth strategy that includes (1) organic expansion across the Northeastern United States, (2) conducting accretive merger and acquisition transactions to expand geographically, and (3) investing into company-owned solar assets.

On January 19, 2021, we entered in an agreement to acquire iSun Energy LLC based in Burlington, Vermont. iSun Energy, LLC offers a portfolio of products that supports the growing electric vehicle market, specifically carports, charging stations and user-facing technology. The flagship iSun Energy & Mobility Hub is the result of 30 years of passion, dedication, and innovation through sustainability. The iSun solar EV carport charging systems incorporate solar panels to charge electric vehicles while providing unparalleled software insights into data surrounding the energy produced, consumed, air quality effects and other key metrics. The iSun Oasis Smart Solar Bench is expected to be an integral part in developing smart cities and campuses and has the ability to charge any mobile device through integrated solar panels that collect and store energy throughout the day. iSun’s accompanying data platform allows for monitoring and analysis of key metrics through built in IoT (Internet of Things) sensors. The platform also affords both physical and digital advertising and branding, for additional recurring revenue opportunities. iSun’s Augmented Reality 3D software platform helps clients visualize their projects before they are built, making it easy for our clients to adopt sustainable solutions and to understand their impact on sustainability. As we continue to execute on our three-pronged growth strategy, the iSun Energy, LLC acquisition allows to further enable the transition to renewable and clean energy. As our portfolio of offerings continues to expand, we are able to further provide energy as a service to the marketplace.

With the filing of our Form S-3 Registration Statement on December 4, 2020, we have the ability to access the capital markets up to $50,000,000 in aggregate to support our statement growth strategy. The access to capital accelerates our growth process and allows us to continue our expansion plans into new territories, aggressively pursue accretive merger and acquisition transactions and continue investing in our company-owned solar assets which now consist of the product offerings of iSun Energy LLC. There is currently approximately $39.5 million available under the Registration Statement as we drew down approximately $10.5 million through our Registered Direct Offering.

On April 24, 2020, we were fortunate to obtain a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. The loan allowed us to maintain our workforce during the shutdown caused by the COVID-19 pandemic. On December 1, 2020, the Company received notification from NBT Bank that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $1,496,468 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2020.

Equity and Ownership Structure

On June 20, 2019, Jensyn consummated the Reverse Merger and Recapitalization, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Peck Electric by Jensyn, and in Peck Electric becoming a wholly-owned subsidiary of Jensyn. Jensyn was originally incorporated as a special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Recapitalization. Simultaneously with the Reverse Merger and Recapitalization, we changed our name to “The Peck Company Holdings, Inc.” We conducted all of our business operations exclusively through our wholly-owned subsidiary, Peck Electric.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to iSun, Inc. (formerly The Peck Company Holdings, Inc.) and its subsidiary after June 20, 2019, and “Peck Electric” refers to the business of Peck Electric before June 20, 2019. Upon closing of the Reverse Merger and Recapitalization, Peck Electric was deemed the accounting acquirer and takes over the historical information for the Company.

Effective January 19, 2021, the Company changed its corporate name from The Peck Company Holdings, Inc. to iSun, Inc. (the “Name Change”). The Name Change was effected through a parent/subsidiary short-form merger of iSun, Inc., our wholly owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the short-form merger, we filed a Certificate of Merger with the Secretary of State of the State of Delaware on January 19, 2021. The merger became effective on January 19, 2021 with the State of Delaware and, for purposes of the quotation of our Common Stock on the Nasdaq Capital Market (“Nasdaq”), effective at the open of the market on January 20, 2021. We conduct all of our business operations exclusively through our wholly-owned subsidiaries, Peck Electric and iSun Energy LLC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, impairment on investment, revenue recognition utilizing a cost to cost method, allowances for uncollectible accounts, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2020 and 2019, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2020 and 2019.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO THE YEAR ENDED DECEMBER 31, 2019

REVENUE AND COST OF EARNED REVENUE

For the year ended December 31, 2020, our revenue decreased 25.4% to $21,052,211 compared to $28,221,569 for the year ended December 31, 2019. Cost of earned revenue for the year ended December 31, 2020, was 26.2% lower at $17,742,118 compared to $24,050,197 for the year ended December 31, 2019. Our revenue was limited due to the shutdown as a result of the COVID-19 pandemic. The Company had several projects that were scheduled to begin in the second quarter of the year that were rescheduled until the end of the third quarter. The delay in project start dates impacted our ability to grow revenue during 2020 but will positively impact future periods as project start dates were rescheduled to the first quarter of 2021.

Gross profit was $2,343,137 for the year ended December 31, 2020. This compares to $4,171,372 of gross profit for the year ended December 31, 2019. The gross margin was 11.1% in the year ended December 31, 2020 compared to 14.8% in the year ended December 31, 2019. Approximately 80% of revenue in the year ended December 31, 2020 was from solar installations compared to 77% of revenues in the year ended December 31, 2019. The solar installation represents higher margin installation in comparison to our traditional electrical and data installations which lead to an increase in gross margin. However, the impact of our worksite shutdowns as a result of the COVID-19 pandemic eroded our margins as we were required to remove all material and equipment from our projects. Once our projects were able to resume operations, we incurred additional costs related to remobilizing and training our workforce as well as delivering material and equipment to the respective jobs sites.

For 2021, we anticipate an increase in revenue over 2020 due to several factors. The sum of our backlog projects are already near $61 million and are anticipated to be completed within twelve to eighteen months. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Therefore, the $61 million in project-based revenue anticipated for the next twelve to eighteen months represents projects that have a high probability for conversion. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of its pipeline projects.

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2021 expansion across the Northeast. The Company has already identified over $26 million of opportunities in other states that are included in its 2021 and 2022 projections.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore have not historically incurred significant selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $3,343,895 for the year ended December 31, 2020, compared to $2,385,900 for the year ended December 31, 2019. As a percentage of revenue, G&A expenses increased to 15.9% in the year ended December 31, 2020 compared to 8.5% in the year ended December 31, 2019. In total dollars, G&A expense increased primarily due to the added personal costs required to support the Company’s growth initiatives compared to the year ended December 31, 2019. With the acquisition of iSun Energy LLC, we do anticipate an increase in G&A to support the new opportunities provided by our expanded product and service offerings. We continue to search for talented individuals that can support our growth strategies.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses for 2020 are expected to be stable or decrease compared to prior years as we continue to look for opportunities to streamline our operations and decrease our cost structure. To date, we have reduced certain administrative and insurance costs and restructured our utilization of skilled labor in order to reduce the overhead burden, without compromising the ability to operate effectively.

OTHER INCOME (EXPENSES)

Interest expense for the twelve months ended December 31, 2020, was $302,542 compared to $244,068 for the same period of the prior year as a result of increased utilization of our line of credit. We recognized a gain on the forgiveness of the PPP loan of $1,496,468 for the twelve months ended December 31, 2020.

INCOME (BENEFIT)TAX EXPENSE

The US GAAP effective tax rate for the years ended December 31, 2020 was 99.12% and December 31, 2019 was 163.19%. The proforma effective tax rate for the years ended December 31, 2020 was 27.72% and December 31, 2019 was 27.72%. At December 31, 2020, the change in the effective tax rate (“ETR”) is driven by the non-taxable income generated from the forgiveness of a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. At December 31, 2019, the change in the effective tax rate (“ETR”) is driven by the conversion from an S-corporation to C-corporation, which occurred on the date of the Reverse Merger and Recapitalization. This conversion resulted in non-recurring deferred tax expense of $1,098,481 for the year ended December 31, 2019 related to the recognition of deferred tax liabilities for temporary differences that existed on the date of the change. Excluding the impact of the conversion, the Company’s ETR was 27.72% based on the statutory tax rates in the jurisdictions where the Company is subject to income taxes.

NET LOSS

The net loss for the year ended December 31, 2020 was $4,328 compared to a net loss of $427,795 for the year ended December 31, 2019.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA and Adjusted EBITDA

Included in this presentation are discussions and reconciliations of earnings before interest, income tax and depreciation and amortization (“EBITDA”) and EBITDA adjusted for certain non-cash, non-recurring or non-core expenses (“Adjusted EBITDA”) to net loss in accordance with GAAP. Adjusted EBITDA excludes certain non-cash and other expenses, certain legal services costs, professional and consulting fees and expenses, and one-time Reverse Merger and Recapitalization expenses and certain adjustments. We believe that these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Year ended December 31,
	2020	2019
Net loss	$(4,328)	$(427,795)
Depreciation and amortization	585,690	621,233
Interest expense	302,542	244,068
Income tax (benefit)	(487,173)	1,104,840
EBITDA	396,731	1,542,346
Other costs (1)	-	273,819

Adjusted EBITDA	396,731	1,816,165

Weighted Average shares outstanding	5,301,471	4,447,681

Adjusted EPS	0.07	0.41

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

(2)
As the forgiveness of the PPP loan is considered a one-time expense, the Company considered including the forgiveness of $1,496,468 as a reconciling item. The Company excluded the forgiveness on the basis that had it not been awarded a PPP loan, the Company would have terminated, furlough or reduced its workforce during the COVID-19 pandemic shutdown.

LIQUIDITY AND CAPITAL RESOURCES

We had $699,154 in unrestricted cash at December 31, 2020, as compared to $95,930 at December 31, 2019.

As of December 31, 2020, our working capital surplus was $242,865 compared to a working capital surplus of $362,586 at December 31, 2019. On January 8, 2021, we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses.

We believe that the aggregate of our existing cash and cash equivalents, including our working capital line of credit, shelf registration and equity line of capital, will be sufficient to meet our operating cash requirements until at least March 30, 2022.

As of March 12, 2021, we have approximately $20.5 million in cash availability. During the first quarter of 2021, we received cash proceeds of approximately $15 million from the exercise of our Public Warrants and an additional approximately $2.5 million from the exercise of 292,500 Unit Purchase Options. The available funds will support the execution of our approximate $61 million in backlog. We believe the backlog is executable within the next twelve to eighteen months which would support our transition back to profitability in 2021.

With the filing of our Form S-3 Registration Statement on December 4, 2020, we have the ability to access the capital markets up to $50,000,000 in aggregate to support our statement growth strategy. The access to capital accelerates our growth process and allows us to continue our expansion plans into new territories, aggressively pursue accretive merger and acquisition transactions and continue investing in our company-owned solar assets which now consist of the product offerings of iSun Energy LLC. There is currently approximately $39.5 million available under the Registration Statement as we drew down approximately $10.5 million through our Registered Direct Offering.

Under the terms of the equity line of credit entered into on September 26, 2019, Lincoln Park Capital is required to purchase shares up to a total value of $15,000,000 pursuant to certain terms and conditions. As of December 31, 2020, $15,000,000 of the equity line of credit is available for use. We can require the purchase of 50,000 shares of Common Stock under a regular purchase. On the next day following a regular purchase, we can require the purchase of an accelerated purchase equal to 200% of the shares sold in the regular purchase as well as an additional accelerated purchase equal to 300% of the shares sold in the regular purchase. The total number of shares authorized under the Purchase Agreement total 3,024,194 which would allow us to maximize the equity line of credit within 10 business days. At that moment, we have no plans to utilize our equity line of credit, but we do have the capability to raise capital utilizing this at-the-market offering and receive the cash proceeds from the transaction to fund our operating activities.

Cash flow provided by operating activities was $435,814 for the year ended December 31, 2020, compared to $2,130,694 of cash used by operating activities in the year ended December 31, 2019. The increase in cash provided by operating activities was primarily the result of the decrease in accounts receivable of $914,356 and an increase in billings in excess of costs of $1,014,099.

Net cash used in investing activities was $65,351 for the year ended December 31, 2020, compared to $4,276 used in the year ended December 31, 2019. This increase was related to the continued investment in our captive insurance.

Net cash provided by financing activities was $232,761 for the year ended December 31, 2020 compared to $1,917,683 of cash provided by financing activities for the year ended December 31, 2019. The cash flow used by financing activities was utilized to make payments against the line of credit as well as payments against long-term debt. The Company also received proceeds from the PPP loan of $1,496,468.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2020, our variable interest rate debt was primarily related to our Credit Facility with NBT Bank. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based on, prime rate, as defined in the Credit Facility, plus a margin. As of December 31, 2020, we had $2.5 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.25%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $30,000 for the year ended December 31, 2020.

As of December 31, 2020, our fixed interest rate debt primarily included $2.0 million aggregate principal amount of with variable interest rates, which accrued interest at a weighted average interest rate of approximately 4.4%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
iSun, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSun, Inc. (formerly The Peck Company Holdings, Inc.) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 15, 2021

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Balance Sheets
December 31, 2020 and 2019

	2020	2019
Assets
Current Assets:
Cash	$699,154	$95,930
Accounts receivable, net of allowance	6,215,957	7,294,605
Costs and estimated earnings in excess of billings	1,354,602	1,272,372
Other current assets	214,963	201,326
Total current assets	8,484,676	8,864,233

Property and equipment:
Building and improvements	672,727	672,727
Vehicles	1,199,535	1,283,364
Tools and equipment	508,846	517,602
Solar arrays	6,386,025	6,386,025
	8,767,133	8,859,718
Less accumulated depreciation	(2,647,333)	(2,193,007)
	6,119,800	6,666,711
Other Assets:
Captive insurance investment	198,105	140,875

Investment in GreenSeed Investors, LLC	4,724,444	-
Investment in Solar Partner Projects, LLC	96,052	-
	5,018,601	140,875
Total assets	$19,623,077	$15,671,819

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable, includes book overdraft of $1,246,437 and $1,496,695 at December 31, 2020 and 2019, respectively	$4,086,173	$4,274,517
Accrued expenses	172,021	119,211

Billings in excess of costs and estimated earnings on uncompleted contracts	1,140,125	126,026
Due to stockholders	24,315	342,718
Line of credit	2,482,127	3,185,041
Current portion of deferred compensation	28,656	27,880
Current portion of long-term debt	308,394	426,254
Total current liabilities	8,241,811	8,501,647

Long-term liabilities:
Deferred compensation, net of current portion	62,531	88,883
Deferred tax liability	610,558	1,098,481
Long-term debt, net of current portion	1,701,495	1,966,047
Total liabilities	10,616,395	11,655,058

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock – 0.0001 par value 200,000 shares authorized, 200,000 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively (Liquidation Value of $5,000,000)	20	-
Common stock – 0.0001 par value 49,000,000 shares authorized, 5,313,268 and 5,298,159 issued and outstanding as of December 31, 2020 and 2019, respectively	531	529
Additional paid-in capital	5,682,139	412,356
Retained earnings	3,323,992	3,603,876
Total Stockholders’ equity	9,006,682	4,016,761
Total liabilities and stockholders’ equity	$19,623,077	$15,671,819

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2020 and 2019

	2020	2019

Earned revenue	$21,052,211	$28,221,569
Cost of earned revenue	18,709,074	24,050,197
Gross profit	2,343,137	4,171,372

Warehouse and other operating expenses	684,669	864,359
General and administrative expenses	3,343,895	2,385,900
Total operating expenses	4,028,564	3,250,259
Operating (loss) income	(1,685,427)	921,113

Other expenses

Gain on forgiveness of PPP loan	1,496,468	-
Interest expense	(302,542)	(244,068)

(Loss) income before income taxes	(491,501)	677,045
(Benefit) provision for income taxes	(487,173)	1,104,840

Net loss	(4,328)	(427,795)

Net income applicable to preferred stock dividend	(275,556)	-

Net loss available to shares of common stockholders	$(279,884)	$(427,795)
Weighted average shares of common stock outstanding
Basic and diluted	5,301,471	4,447,681

Basic and diluted	$(0.05)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-In	Retained
	Shares	Amounts	Shares	Amounts	Capital	Earnings	Total

Balance as of January 1, 2019	-	$-	3,234,501	$323	$552,630	$4,518,085	$5,071,038

Cash distributions to shareholders	-	-	-	-	-	(486,414)	(486,414)

Conversion of rights to common shares	-	-	419,450	42	-	-	42

Combination with Peck Electric Co.	-	-	1,820,744	182	(129,324)	-	(129,142)

Shares issued for equity line	-	-	81,263	8	(10,976)	-	(10,968)

Forfeitures	-	-	(257,799)	(26)	26	-	-

Net loss	-	-	-	-	-	(427,795)	(427,795)

Balance as of December 31, 2019	-	$-	5,298,159	$529	$412,356	$3,603,876	$4,016,761

Investment in Green Seed Investors, LLC	200,000	20	-	-	4,999,980	-	5,000,000

Investment in Solar Project Partners, LLC	-	-	-	-	96,052	-	96,052

Preferred stock dividend	-	-	-	-	-	(275,556)	(275,556)

Exercise of warrants	-	-	15,109	2	173,751	-	173,753

Net loss	-	-	-	-	-	(4,328)	(4,328)

Balance as of, December 31, 2020	200,000	$20	5,313,268	$531	$5,682,139	$3,323,992	$9,006,682

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net loss	$(4,328)	$(427,795)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	585,690	621,233
Bad debt expense	164,292	69,000
Gain on forgiveness of PPP loan	(1,496,468)	-
Deferred finance charge amortization	3,073	1,544
(Benefit) provision for deferred income taxes	(487,923)	1,098,481

Changes in operating assets and liabilities:
Accounts receivable	914,356	(5,309,192)
Prepaid expenses	(13,637)	(201,326)
Costs and estimated earnings in excess of billings	(82,230)	(553,388)
Accounts payable	(188,344)	2,778,732
Accrued expenses	52,810	(117,249)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,014,099	(54,601)
Accrued losses on contract in progress	-	(9,128)
Deferred compensation	(25,576)	(27,005)
Net cash provided by (used in) operating activities	435,814	(2,130,694)

Cash flows from investing activities:
Purchase of equipment	(8,121)	(39,612)
Cash surrender value – life insurance	-	224,530
Investment costs	-	(129,142)
Investment in captive insurance	(57,230)	(60,052)
Net cash used in investing activities	(65,351)	(4,276)

Cash flows from financing activities:
Proceeds from line of credit	18,080,985	13,927,654
Payments of line of credit	(18,783,899)	(11,715,137)
Proceeds from long-term debt	-	9,338
Deferred finance charges	-	(21,547)
Payments of long-term debt	(416,143)	(347,356)
Due to stockholders	(318,403)	295,299
Proceeds from PPP loan	1,496,468	-
Proceeds from warrant exercise	173,753	-
Equity line issuance costs	-	(10,968)
Stockholder distributions paid	-	(219,600)
Net cash provided by financing activities	232,761	1,917,683
Net increase (decrease) in cash	603,224	(217,287)
Cash, beginning of year	95,930	313,217
Cash, end of year	$699,154	$95,930

Supplemental disclosure of cash flow information

Cash paid during the year for:
Interest	$293,751	$244,068
Income taxes	750	5,859

Supplemental schedule of non-cash investing and financing activities:
Shares of Preferred Stock issued for investment	$5,000,000	$-
Warrants issued for investment	$96,052	$-
Preferred dividends satisfied with distribution from investment	$275,556	$-
Vehicles purchased and financed	$30,658	$126,793
Shares of Common Stock issued for equity line, at par	$-	$8
Accrued S corporation distributions which have not been paid	$-	$266,814

The accompanying notes are an integral part of these consolidated financial statements.

iSUN, INC.
(formerly known as The Peck Company Holdings, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

1.	SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a)	Organization

iSun, Inc.(formerly known as The Peck Holdings, Inc.) is a solar engineering, construction and procurement contractor for commercial and industrial customers across the Northeastern United States. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in Williston, Vermont.

Effective January 19, 2021, the Company changed its corporate name from The Peck Company Holdings, Inc. to iSun, Inc. (the “Name Change”). The Name Change was affected through a parent/subsidiary short-form merger of iSun, Inc., our wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the short-form merger, we filed a Certificate of Merger with the Secretary of State of the State of Delaware on January 19, 2021. The merger became effective on January 19, 2021 with the State of Delaware and, for purposes of the quotation of our Common Stock on the Nasdaq Capital Market (“Nasdaq”), effective at the open of the market on January 20, 2021.

On February 26, 2019, Peck Electric Co., a privately-held company, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Jensyn Acquisition Corp. (“Jensyn”), a publicly-held company whose primary business objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination (the “Reverse Merger and Recapitalization”), with one or more target businesses (a special purpose acquisition company or “SPAC”). On June 20, 2019, with the approval of the stockholders of each of Peck Electric Co. and Jensyn, the Reverse Merger and Recapitalization was completed. In connection with the Reverse Merger and Recapitalization, Jensyn issued 3,234,501 shares of Jensyn’s Common Stock, par value $0.0001 per share (the “Common Stock”), to the stockholders of the Peck Electric Co. in exchange for all of the equity securities of Peck Electric Co., and Peck Electric Co. became a wholly-owned subsidiary of Jensyn. While Jensyn was the surviving legal entity, iSun, Inc. (formerly known as The Peck Company Holdings, Inc.) was deemed the acquiring entity for accounting purposes. Concurrent with the completion of the Reverse Merger and Recapitalization, Jensyn changed its name from “Jensyn Acquisition Corp.” to “The Peck Company Holdings, Inc.” Unless the context otherwise requires, “we,” “us,” “our,” “iSun” and the “Company” refer to the combined company.

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

The accompanying consolidated financial statements include the accounts of iSun, Inc. and its wholly owned operating subsidiary, Peck Electric Co. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

The Company would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which it has more than $1.07 billion in annual revenue; the date it qualifies as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by it of more than $1.0 billion in non-convertible debt or December 31, 2021.

d)	Revenue Recognition

The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services.

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of December 31, 2020 and 2019, the Company had $0 in pre-contract costs classified as a current asset under contract assets on the Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the years ended December 31:

	2020	2019
Solar Operations
Performance obligations satisfied at a point in time	$-	$4,220,000
Performance obligations satisfied over time	$17,354,852	$17,849,945
	$17,354,852	$22,069,945

Electric Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$2,459,373	$4,962,539
	$2,459,373	$4,962,539

Data and Network Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$1,237,986	$1,189,085
	$1,237,986	$1,189,085

Total
Performance obligations satisfied at a point in time	$-	$4,220,000
Performance obligations satisfied over time	$21,052,211	$24,001,569
Total	$21,052,211	$28,221,569

3) Variable Consideration

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

4) Remaining Performance Obligation

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

5) Warranties

The Company generally provides limited workmanship warranties up to five years for work performed under its construction contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual contract cost estimates for purposes of accounting for long-term contracts.

e)	Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $84,000 at December 31, 2020 and $84,000 at December 31, 2019, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

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

Project Asset were $0 for the years ended December 31, 2020 and 2019, respectively.

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

Total depreciation expense for the years ended December 31, 2020 and 2019 was $585,690 and $621,233, respectively.

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

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and they capitalize the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore, not recorded as a liability at December 31, 2020 and 2019.

j)	Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At December 31, 2020, the uninsured balances were approximately $422,000.

k)	Income Taxes

Through June 20, 2019 (the date of the completion of the Reverse Merger and Recapitalization) the former Peck Electric had elected to be taxed as an S-Corporation under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to former Peck Electric stockholders. Accordingly, no provision for federal income tax was required. However, the Company did calculate a proforma provision. The provision for income taxes for former Peck Electric was primarily for Vermont minimum taxes. As of the date of the completion of the Reverse Merger and Recapitalization, the Company effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the change resulting in a deferred tax liability of $1,506,362. At December 31, 2020 and 2019, the deferred tax liability was $610,558 and $1,098,481, respectively.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, investments, impairment on investments and valuation of deferred tax assets. Actual results could differ from those estimates.

n)	Recently Issued Accounting Pronouncements

Prior to June 20, 2019, the Company was defined as a non-public entity for purposes of applying transition guidance related to new or revised accounting standards under GAAP and was required to adopt new or revised accounting standards after the required adoption dates that applied to public companies. Subsequent to June 20, 2019, the Company maintains its emerging growth company status until no later than December 31, 2021. The Company will maintain the election available to an emerging growth company to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standard. The Company retains its emerging growth status and therefore elects to adopt new or revised accounting standards on the adoption date required for a private company.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classifications affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. This standard is effective for the Company’s annual reporting period beginning after December 15, 2021. We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures.

In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842), to provide a one-year deferral of the effective dates. We are adopting the deferral and currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures.

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. The update will replace the current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognitions of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. As an Emerging Growth Company, the standard is effective for the Company’s 2021 annual reporting period and interim periods beginning first quarter of 2022. The Company is evaluating the impact of ASU 2016-13 will have on its consolidated financial statements and associated disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). This ASU reduces the complexity over accounting for income taxes by removing certain exceptions and amending guidance to improve consistent application of accounting over income taxes. We are currently assessing the provision of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures. The Company is currently evaluating the impact of ASU No. 2019-12 will have on its consolidated financial statements.

o)	Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. The Company incurred $0 and $21,547 of deferred financing costs during the year ended December 31, 2020 and 2019, respectively, in connection with a refinance of its revolving line of credit. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $3,073 and $1,544 for the years ended December 31, 2020 and 2019, respectively. Debt financing costs relating to the equity credit line were offset against additional paid in capital as the shares issued were fully earned on the execution of the agreement. The Company incurred $0 and $413,032 of deferred financing costs that was recorded to additional paid in capital for the year ended December 31, 2020 and 2019, respectively.

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

Fair values of financial instruments are estimated using public market prices, quotes from financial institutions and other available information. Due to their short-term maturity, the carrying amounts of cash, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, cash collateral deposited with insurance carriers, and outstanding balances on its line of credit and long-term debt approximate their fair values as these amounts are estimated using public market prices, quotes from financial institutions and other available information.

At December 31, 2019, the earnout provision of the Share Exchange was considered a Level 3 measurement. Given that the earnout provision was not met, it is no longer considered a Level 3 investment at December 31, 2020. The Company determined that it was unlikely that the earnout provision would be met, therefore no value was assigned.

q)	Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On December 1, 2020, the Company received notification from NBT Bank that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $1,496,468 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2020.

r)	Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has one reportable segment with different product offerings for financial reporting purposes, which represents the Company’s core business.

2.	EXCHANGE AGREEMENT/REVERSE MERGER AND RECAPITALIZATION

As discussed in Note 1, on June 20, 2019, the Company consummated the business combination pursuant to the Reverse Merger and Recapitalization between Jensyn and Peck Electric Co. The material actions arising from the Exchange Agreement are outlined below:

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

iii. Purchase option for 390,000 Units was originally sold as part of the IPO. Each Unit has an exercise price of $12.00 per Unit and consists of the following:

o	One share of Common Stock
o	One right to receive one-tenth (1/10) of a share of Common Stock issued upon exercise of the Unit
o	One warrant entitling its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

b)	Earnout

The Exchange Agreement contained a provision that if certain conditions were met by June 30, 2020, the end of the Earnout Period,  the Company would issue 898,473 shares of Common Stock to the original Peck Electric Co. stockholders, issue 11,231 shares of Common Stock to Exit Strategy Partners, LLC, and issue shares of Common Stock to certain of the initial stockholders of the Company a number of shares of the Company’s Common Stock equal to the number of shares of the Company’s Common Stock forfeited and canceled by such stockholders to the extent that such shares are used to satisfy Company obligations or to induce investors to make an equity investment in the Company at or prior to the Closing as described below under “Issuance of Additional Shares and Forfeiture of Sponsor Shares.” The Board of Directors of the Company established a Special Committee of the Board of Directors to determine whether the conditions were met. Based on the findings of the Special Committee, the Board of Directors has determined that the conditions were not met.  Accordingly, no shares were issued pursuant to this provision.

c)	Issuance of Additional Shares and Forfeiture of Sponsor Shares

In connection with the Reverse Merger and Recapitalization arising out of the Exchange Agreement, the Company issued 493,299 shares of Common Stock in exchange for the cancellation of approximately $5,618,675 of obligations and, as contemplated by the Exchange Agreement, certain insiders and their transferees agreed to forfeit and cancel 281,758 shares of Common Stock. As of December 31, 2019, 257,799 shares of Common Stock were forfeited. No new shares will be issued as the earnout provisions of Exchange Agreement were not met by June 30, 2020, the end of the Earnout Period. The remaining 23,959 shares of Common Stock are pending forfeiture and cancellation as of December 31, 2020.

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

Pursuant to the Exchange Agreement, the Company subscribed for 500,000 Units of Class B Preferred Membership units of GSI in exchange for 200,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). In addition to the investment of Preferred Shares by the Company, GSI obtain additional capital contributions which valued the Units at $10.00 per Unit. As the Company acquired 500,000 Units, the market transactions were utilized as a Level 1 fair value instruments in determining the valuation of the investment. As of April 22, 2020, the fair value of the investment in GSI was $5,000,000. Separately, the Company subscribed for and purchased 100,000 Units of SPP in exchange for the issuance by the Company of a Warrant to acquire 275,000 shares of the Company’s Common Stock at an exercise price of $15.00 per share. As of December 31, 2020, the fair value of the warrants was $96,052. The key assumptions used in the valuation of the warrants were as follows; a) volatility of 71.36%, b) term of 5 years, c) risk free rate of 0.36% and d) a dividend yield of 0%.

The Exchange Agreement provides that as long as the dividend payment on the Preferred Shares in each calendar quarter is equal to the aggregate distribution with respect to the GSI Units, such payments and distributions shall be offset and neither GSI nor the Company need to make any cash payments to the other. For the year ended December 31, 2020, the Company received a return of capital from GSI in the amount of $275,556 which offset the dividends payable in accordance with the operating agreement between the Company and GSI.

The Company granted to GSI the right to repurchase up to 400,000 (in tranches of 50,000) of the Units at a valuation of $10.00 per Unit totaling $4,000,000.

The Company granted to GSI registration rights with respect to the Preferred Shares, the Warrant, and the Common Stock underlying the Warrant.

The GSI and SPP investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of GSI and SPP, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. At December 31, 2020, the equity investment for GSI and SPP was $4,724,444 and $96,052, respectively. No net appreciation or depreciation in fair value of the investments was recorded during the year ended December 31, 2020, as there were no observable price changes.

	December 31, 2020	December 31, 2019

Initial value as of April 22, 2020	$5,000,000	$-
Return of capital	(275,556)	-

Total	$4,724,444	$-

4.	LIQUIDITY AND FINANCIAL CONDITION

In 2020, the Company experienced a net operating loss but positive cash flow from operations. At December 31, 2020, the Company had balances of cash of $699,154 working capital of $242,865 and total stockholders’ equity of $9,006,682. To date, the Company has relied predominantly on operating cash flow to fund its operations and borrowings from its credit facilities.

The Company does not expect to continue to incur losses from operations as the net operating loss was a result of the negative impact of the COVID-19 pandemic. The Company’s operations were delayed for approximately six months of the year ended December 31, 2020, which resulted in an overall reduction in revenue.

On January 8, 2021 we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses. The Company’s Form S-3 Registration Statement is effective and allows the Company to offer, issue and sell up to $50,000,000 in the aggregate of our shares of Common Stock. After the registered direct offering, the Company has approximately $39.5 million available under the shelf registration.

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

On various dates from January 1, 2021 through March 12, 2021, certain holders of the Company’s Public Warrants exercised the right to convert the warrants into shares of Common Stock. As of March 12, 2021, a total of 2,598,902 Public Warrants were submitted for exercise resulting in an issuance of 1,299,451 with net proceeds of $14,943,687 being received by the Company. Subsequent to the conversion of the warrants, the Company has approximately $22 million in cash availability.

The Company believes its current cash on hand, proceeds generated from the registered direct offering, the availability under the equity line of credits, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

5.	ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31, 2020	December 31, 2019

Accounts receivable - contracts in progress	$6,206,760	$7,190,412
Accounts receivable - retainage	93,197	188,193
	6,299,957	7,378,605
Allowance for doubtful accounts	(84,000)	(84,000)

Total	$6,215,957	$7,294,605

Bad debt expense was $164,292 and $69,000 for the years ended December 31, 2020 and 2019, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Costs in excess of billings	$216,261	$1,066,159
Unbilled receivables, included in costs in excess of billings	1,138,341	206,213
	1,354,602	1,272,372
Retainage	93,197	188,193
	$1,447,799	$1,460,565

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of December 31, 2020 will be billed and collected within one year. Contract liabilities were as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Billings in excess of costs	$1,140,125	$126,026

6.	CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	December 31, 2020	December 31, 2019

Expenditures to date on uncompleted contracts	$7,764,622	$4,699,855
Estimated earnings thereon	2,178,868	1,409,060
	9,943,490	6,108,915
Less billings to date	(10,867,354)	(5,168,782)
	(923,864)	940,133
Plus under billings remaining on contracts 100% complete	1,138,341	206,213

Total	$214,477	$1,146,346

Included in accompany balance sheets under the following captions:

	December 31, 2020	December 31, 2019

Cost and estimated earnings in excess of billings	$1,354,602	$1,272,372
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,140,125)	(126,026)

	$214,477	$1,146,346

7.	LONG-TERM DEBT

A summary of long-term debt is as follows:

	December 31, 2020	December 31, 2019

NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$683,268	$723,230

NBT Bank, National Association, 4.00% interest rate, secured by all business assets, payable in monthly installments of $12,070 through January 2021.	12,050	153,258

NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	246,135	274,476

NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	210,475	244,920

NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	426,624	474,464

NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	80,001	110,413

Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	294,799	333,510

National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	73,467	98,033

	2,026,819	2,412,304
Less current portion	(308,394)	(426,254)
	1,718,425	1,986,050
Less debt issuance costs	(16,930)	(20,003)
Long-term debt	$1,701,495	$1,966,047

Maturities of long-term debt are as follows:

Year ending December 31:	Amount

2021	$308,394
2022	305,857
2023	265,765
2024	222,606
2025	209,858
Thereafter	714,339

$2,026,819

Payroll Protection Loan

On April 24, 2020, the Company entered into a Promissory Note with NBT Bank, N.A. as the lender (“Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Payroll Protection Program (“PPP Loan”) offered by the U.S. Small Business Administration (“SBA”) in a principal amount of $1,487,624 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the 24-week period following the funding of the PPP Loan.

On December 1, 2020, the Company received notification from NBT Bank that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $1,496,468 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2020.

8.	LINE OF CREDIT

The Company has a working capital line of credit with NBT Bank with a limit of $6,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 3.25%. The line of credit is payable upon demand and subject to an annual review in September 2021. The balance outstanding was $2,482,127 and $2,675,041 at December 31, 2020 and December 31, 2019, respectively Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis. As of December 31, 2020, the Company was not in compliance with the financial covenants but received a waiver of covenant default from NBT Bank.

The Company had a line of credit with NBT Bank with a limit of $2,000,000 to fund the development of certain solar arrays. The line had a variable interest rate based on the Wall Street Journal Prime rate, which was 4.75%. The maturity date was September 2020 and this line of credit has been closed. There were no borrowings at December 31, 2020 and the balance was $510,100 at December 31, 2019. The line was secured by all business assets and is subject to certain financial covenants.

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

In 2019, the Company entered into a two-year non-cancelable lease agreement for equipment used in solar installations. The lease has an annual rent of $45,832.

In 2020, the Company entered into a ten year lease agreement for a new headquarters consisting of approximately 6,250 square feet of office space and 6,500 square feet of warehouse. The lease has annual rent of $108,162 with an annual increase of 2%.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

Total rent expense for all of the non-cancelable leases above were $62,021 and $58,605 for the years ended December 31, 2020 and 2019, respectively.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $228,667 and $384,536 for the year ended December 31, 2020 and 2019, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount

2021	$162,363
2022	145,561
2023	147,903
2024	150,291
2025	152,310
Thereafter	1,070,016
$1,828,444

10.	EQUITY FINANCINGS

On October 12, 2020, the Company received notification that 30,218 warrants issued in connection with the Company’s (Jensyn Acquisition Corp.) initial public offering were exercised and 15,109 shares of Common Stock were issued in connection with such exercise resulting in cash proceeds to the Company of $173,751.

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2022. During the years ended December 31, 2020 and 2019, the Company incurred the following union assessments.

	December 31, 2020	December 31, 2019

Pension fund	$310,023	$374,020
Welfare fund	971,720	1,192,831
National employees benefit fund	90,993	131,982
Joint apprenticeship and training committee	20,233	17,829
401(k) matching	43,998	38,521
Total	$1,436,967	$1,755,183

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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions
			For the Years Ended December 31,			Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2020	2019	Expiration Date of CBA	2020	As of	2019	As of	FIP/RP Status	Surcharge
National Electrical Benefit Fund	53-0181657	1	90,993	131,982	5/31/2022	Green	12/31/2020	Green	12/31/2019	NA	No

12.	PROVISION FOR INCOME TAXES

In connection with the closing of the Reverse Merger and Recapitalization, the Company’s tax status changed from an S-corporation to a C-corporation. As a result, the Company is responsible for Federal and State income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination, U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. The Company recorded deferred income tax expense and a corresponding deferred tax liability of $1,098,481 as of and for the year ended December 31, 2019, of which $1,506,362 was recorded at the time of conversion to a C-corporation (see note 1 (k) income taxes).   For the year ended December 31, 2020 the Company recorded deferred income tax benefit of $487,923 and had a net deferred tax liability of $610,558.

The Reverse Merger and Recapitalization between Jensyn and Peck Electric Co. on June 20, 2019 caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. The Company recognized tax net operating losses which it expects to fully utilize over time subject to annual limitations as set forth in the Internal Revenue Code.

The provision for income taxes for the year ended December 31, 2020 and 2019 consists of the following:

	2020	2019
Current
Federal	$-	$-
State	750	6,359

Total Current	750	6,359

Deferred
Federal	(369,705)	751,432
State	(118,218)	347,049

Total Deferred	$(487,923)	1,098,481

(Benefit) Provision for Income Taxes	$(487,173)	$1,104,840

The Company’s total deferred tax assets and liabilities at December 31, 2020 are as follows:

	2020	2019
Deferred tax assets (liabilities)
Accruals and reserves	$23,758	$4,157
Net operating loss	812,996	421,940
Total deferred tax assets	836,754	426,097

Property and equipment	(1,447,312)	(1,524,578)
Total deferred tax liabilities	(1,447,312)	(1,524,578)

Net deferred tax asset (liabilities)	$(610,558)	$(1,098,481)

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of December 31, 2020 and 2019. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none for the year ended December 31, 2020 and 2019 respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	2020	2019
Income tax expense at federal statutory rate	$(103,215)	$142,179
Federal taxes on period Company was a flow through entity	-	(220,005)
Paycheck Protection Program tax exempt loan forgiveness	(412,295)	-
Permanent differences	44,816	2,049
Deferred tax expense recorded upon conversion to C-Corp	-	1,134,772
Other adjustments	15,726	-
State and local taxes net of federal benefit	(32,205)	45,845
Income tax expense	$(487,173)	$1,104,840

The Company received a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. Proceeds from the loan were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period, subsequent to the cash being received by the Company, are eligible to be forgiven. The “PPP” loan was forgiven in its entirety and the income is deemed to be non-taxable which  results in the Company’s effective tax rate differing from the statutory rate.

The Company has federal net operating losses of approximately $3,100,000 of which $1,138,000 will expire beginning in 2034, $1,962,000 of the net operating losses do not expire. Net operating losses incurred beginning in 2018 are not subject to expiration under the Tax Cuts and Jobs Act, but the annual usage is limited to 80% or pre net operating loss taxable income. We believe that it is more likely than not that the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

13.	CAPTIVE INSURANCE

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. Premiums paid totaled $189,958 and $189,337 for the years ended December 31, 2020 and 2019, respectively. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2020 is:

Total assets	$96,020,037
Total liabilities	$46,176,680
Comprehensive income	$8,820,830

NCL’s fiscal year end is September 30, 2020.

	2020	2019
Investment in NCL
Capital	$36,000	$36,000
Cash security	158,785	101,555
Investment income in excess of losses (incurred and reserves)	3,320	3,320
Total deferred tax assets	$198,105	$140,875

14.	RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At December 31, 2020 and December 31, 2019, the amount owed of $73,000 and $117,605, respectively, is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At December 31, 2020 and December 31, 2019, the amounts due of $602,463 and $337,000, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At December 31, 2020 and December 31, 2019, the amounts owed of $286,964 and $295,299, respectively, are included in the “due to stockholders” as there is a right to offset.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is reported on each stockholder’s tax returns and each stockholder are taxed individually. As a result, the Company has accrued a distribution for taxes of $266,814 at December 31, 2020 and December 31, 2019, respectively, to the former stockholders of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders” value below.

The amounts below include amounts due to/from stockholders as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at December 31, 2020).	$24,315	$342,718

15.	DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155,000, the net present value of which is $91,187. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of December 31, 2020 and 2019 and recorded in the statement of operations when incurred.

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

As a result of the Merger and Recapitalization, the Company has retrospectively adjusted the weighted average of shares of Common Stock outstanding prior to June 20, 2019 by multiplying such shares by the exchange ratio used to determine the number of shares of Common Stock into which they converted.

	Years Ended December 31,
	2020	2019

Numerator:
Net loss	$(4,328)	$(427,795)
Net income applicable to preferred shareholders	(275,556)	-
Net loss available to common stock shareholders	(279,884)	(427,795)

Denominator:
Weighted average shares outstanding:
Basic	5,301,471	4,447,681
Diluted	5,301,471	4,447,681

Basic income (loss) per share	(0.05)	(0.10)
Diluted income (loss) per share	(0.05)	(0.10)

The Company has contingent share arrangements and warrants arising from the Reverse Merger and Recapitalization, Jensyn’s IPO discussed in Note 2 and the Exchange and Subscription Agreement discussed in Note 3. The potential issuance of additional shares of Common Stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of Common Stock will be issued. These instruments could result in dilution in future periods. As of December 31, 2020, the earnout shares were forfeited. Below is a schedule of the potential share issuances arising from these contingencies that were excluded from the calculations above:

	Years Ended December 31,
	2020	2019

Earnout provision, includes new shares of Common Stock that may be issued to former Peck Electric Co. shareholders	-	898,473
Earnout provision, includes new shares of Common Stock that may be issued to Exit Strategy	-	11,231
Earnout provision, including new shares of Common Stock that may be issued to holders of forfeited and canceled shares	-	257,799
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	2,277,141	2,292,250
Warrants to purchase Common Stock, from Solar Project Partners, LLC. Exchange and Subscription Agreement	275,000	-
Conversion of Preferred Stock to Common Stock from GreenSeed Investors, LLC Exchange and Subscription Agreement	370,370	-

17.	PREFERRED STOCK

The Company has authorized and designated 200,000 shares of convertible preferred stock (the “Preferred Stock”). Pursuant to the Exchange Agreement, the Company subscribed for 500,000 Units of Class B Preferred Membership units of GSI in exchange for 200,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). In addition, the Company subscribed for and purchased 100,000 Units of SPP in exchange for the issuance by the Company of a Warrant to acquire 275,000 shares of the Company’s Common Stock at an exercise price of $15.00 per share.

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

Conversion – Each share of Preferred Stock, is convertible at the option of the holder into 1.85185 shares of Common Stock. The outstanding shares of Preferred Stock automatically convert into Common Stock upon the occurrence of (i) the trading of the shares of Common Stock is equal to or greater than $15.00 per share for any 20 days in a 30 day trading period, or (ii) when there is a change in control and the holder would receive consideration equal to or greater than the preferred liquidation preferences.

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

18.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Registered Direct Offering

On January 8, 2021 we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses.

Agreement and Plan of Merger and Reorganization

On January 19, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization with iSun Energy LLC.  iSun Energy LLC  became a wholly-owned subsidiary of the Company. iSun Energy, LLC is a provider of products and services designed to support the electric vehicle market. In connection with Merger, Sassoon Peress, the sole member, will receive 400,000 shares of the Company’s Common Stock over five years, 200,000 shares of which were issued at the closing, warrants to purchase up 200,000 shares of the Company’s Common Stock, and up to 240,000 shares of the Company’s Common Stock based on certain performance milestones. The Company has issued an aggregate of 300,000 shares of the Company’s Common Stock in connection with the Merger as the provisions of the Warrant with respect to 100,000 shares of Common Stock have been met.

Exercise of Public Warrants

On various dates from January 1, 2021 through March 12, 2021, certain holders of the Company’s Public Warrants exercised the Public Warrants to purchase shares of Common Stock. As of March 12, 2021, a total of 2,598,902 Public Warrants were exercised resulting in an issuance of 1,299,451 shares of Common Stock with net proceeds of $14,943,687 being received by the Company. At March 12, 2021, the number of Public Warrants available to exercise totaled 1,565,380.

Equity Incentive Program

On February 25, 2021, the Company held a Special Meeting of Stockholders (the “Special Meeting’) to approve the Company’s 2020 Equity Incentive Plan, as amended (the “Plan”) The Company had previously provided Notice of the Special Meeting and a Proxy Statement dated February 2, 2021. The plan allows the Company to grant stock awards and options based on certain annual revenue and EBITDA targets. The Company has issued 129,414 shares of Common Stock under the provisions of the Plan.

Conversion of Preferred Shares

On February 22, 2021, the Board of Directors of iSun, Inc. (the “Company”) and the holders of a majority of the Company’s Series A Convertible Preferred Stock, approved the First Amended and Restated Certificate of Designation of Preferred Stock of iSun Inc. Series A Convertible Preferred Stock (the “First Amended Certificate of Designation”) that amends and replaces in its entirety the Certificate of Designation of Preferred Stock of iSun Inc. Series A Convertible Preferred Stock dated April 28, 2020. The First Amended Certificate of Designation was filed with the Delaware Secretary of State on February 22, 2021.

The First Amended Certificate of Designation designates two hundred thousand (200,000) shares of the Company’s authorized preferred share capital as Series A Convertible Preferred Stock (the “Series A”) and provides for certain preferences to holders of Series A. The Series A is convertible on a mandatory basis into shares of the Company’s Common Stock as soon as practicable after the date on which the closing price of the Company’s Common Stock is equal to or greater than $15.00 per share for any twenty (20) days within a thirty (30) days trading window. The Series A conversion rate is 1.851852. Pursuant to the First Amended Certificate of Designation, on February 22, 2021 the Company notified all holders of the Series A of the mandatory conversion of the Series A. A total of 370,370 shares of Common Stock have been issued pursuant to the conversion.

Exercise of Warrant

On February 9, 2021, the Company issued 117,376 shares of Common Stock in connection with a warrant issued to GreenSeed Investors, LLC. The warrant was exercised on a cashless basis with net shares issued based on the Warrant.

Exercise of the Unit Purchase Option

On January 25, 2021, a certain holder exercised the right to convert 292,500 units into 133,684 shares of Common Stock on a cashless basis.

Stock Redemption

On January 25, 2021, the Company purchased 34,190 shares of Common Stock from certain executives at $19.68, which was the 5-day average of the closing prices for the Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding January 22, 2021, for a total of approximately $675,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management previously identified control deficiencies regarding the need for a stronger internal control environment relating to the financial statement closing process. In 2020, Management took steps to remediate these control deficiencies including implementing revised work in process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management identified control deficiencies related to segregation of duties and access with the IT environment. Management continues to enhance the internal control environment but has not completed the implementation and testing of the new and revised internal controls. Management believes that these control deficiencies constitutes a material weakness in internal control over financial reporting for the year ended December 31, 2020.

Based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management believes that the controls currently in place are not adequate.  As such, a material weakness existed as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed in Management’s Report on Internal Control Over Financial Reporting above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a non-accelerated smaller reporting company.

Item 9B.	Other Information.

On January 5, 2021 iSun, Inc. (formerly known as The Peck Company Holdings, Inc.), a Delaware corporation (the “Company”), received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Listing Rule 5620(a) (the “Annual Meeting Rule”), which required the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s fiscal year-end for continued listing on the NASDAQ Capital Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market.

The Notice stated that the Company had 45 calendar days to submit a plan to regain compliance with the Annual Meeting Rule. The Company submitted a plan to regain compliance with the Annual Meeting Rule on February 22, 2021 by Letter dated February 22, 2021 from Merritt & Merritt to Ms. Una Hahn, Listing Analyst. By Letter dated February 23, 2021 to Mr. Jeffrey Peck, CEO of the Company, Nasdaq granted the Company an extension until May 11, 2021 to regain compliance with the Annual Meeting Rule by the Company holding its 2019 and 2020 Annual Meeting on May 11, 2021, as currently anticipated.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about directors required for item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders.

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

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

See (a)(2) above.

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date

1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

1.2	Sales Agreement, dated December 4, 2020, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	S-3	December 4, 2020

2.1(a)	Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	March 1, 2019

2.1(b)	First Amendment to Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	June 3, 2019

2.2	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

2.3	Share Exchange Agreement by and among Jensyn Acquisition Corp., Oneness Global and the Stockholders of Oneness Global	By Reference	10-Q	August 20, 2018

2.4	Exchange and Subscription Agreement, dated April 22, 2020, among The Peck Company Holdings, Inc., GreenSeed Investors, LLC and Solar Project Partners, LLC	By Reference	8-K	April 28, 2020

2.5	Agreement and Plan of Merger, dated January 19, 2021, by and among iSun Energy LLC and iSun, Inc. and Peck Mercury, Inc.	By Reference	8-K	January 25, 2021

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation dated June 4, 2018.	By Reference	8-K	June 8, 2018

3.1(c)	Amendment to Amended and Restated Certificate of Incorporation dated August 29, 2018.	By Reference	8-K	September 4, 2018

3.1(d)	Amendment to Amended and Restated Certificate of Incorporation dated January 2, 2019.	By Reference	8-K	January 3, 2019

3.1(e)	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2020

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.6	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.7	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.8	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.9	Warrant, dated April 22, 2020, issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2020

4.10	Promissory Note, dated January 13, 2020, issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.11	Paycheck Protection Program Note and Disbursement Authorization, dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.4(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.4(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.4(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.4(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.4(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.4(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.4(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.5	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(b)	Amendment No 2 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 8, 2018

10.5(c)	Amendment No 3 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	August 29, 2018

10.5(d)	Amendment No 4 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	January 3, 2019

10.6	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.7	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.8	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.9	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.10	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.11	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.12	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.13	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.14	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.15	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.16	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	By Reference	10-K	March 29, 2018

10.17	Promissory Note dated March 6, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	May 21, 2018

10.18	Promissory Note dated June 22, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	August 20, 2018

10.19	Second Original Discount Promissory Note dated March 7, 2019 issued to Riverside Merchant Partners, LLC	By Reference	8-K	March 14, 2019

10.20	Voting Agreement dated March 7, 2019 among Riverside Merchant Partners, LLC and the shareholders that are a signatory thereto	By Reference	8-K	March 14, 2019

10.21	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-K	April 14, 2020

10.22	Business Loan Agreement, dated January 13, 2020 between Peck Electric Co. and NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.23	Commercial Guaranty, dated January 13, 2020, issued by Jeffrey Peck to NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.24
Lease Agreement, dated December 7, 2020, between Peck Electric Co. and Unsworth Properties, LLC as agent for Meach, LLC, 306 West Indian, LLC, Cooper Two, LLC, Trek Communities, LLC, Masthead, LLC and Stephen and Shona Unsworth
		By Reference	8-K	December 10, 2020

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

21	List of subsidiaries of iSun, Inc.	Herewith	10-K	March 15, 2021

23	Independent Registered Public Accounting Firm’s Consent	Herewith	10-K	March 15, 2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-K	March 15, 2021

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-K	March 15, 2021

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-K	March 15, 2021

Item 16.	Form 10-K Summary.

Not applicable