Form 10-Q
period 2021-03-31
ISUN, INC.
filed 2021-05-24
CIK 1634447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
(802) 658-3378
(Registrant’s telephone number)
N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ISUN	Nasdaq Capital Market

Common Stock, Par Value $0.001

(Title of class)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s Common Stock outstanding as May 24, 2021 was 9,087,767.

ISUN, INC.

Form 10-Q

iSun, Inc.
Condensed Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
	March 31, 2021	December 31, 2020 (Restated)
Assets
Current Assets:
Cash	$20,206,778	$699,154
Accounts receivable, net of allowance	7,442,640	6,215,957
Inventory	1,534,859	-
Costs and estimated earnings in excess of billings	2,601,682	1,354,602
Other current assets	241,205	214,963
Total current assets	32,027,164	8,484,676

Property and Equipment, net of accumulated depreciation	6,114,584	6,119,800
Captive insurance investment	233,487	198,105
Intangible assets	3,007,033	-
Investments	7,220,496	4,820,496
	16,575,600	11,138,401
Total assets	$48,602,764	$19,623,077
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, includes bank overdraft of $1,246,437 at December 31, 2020	$3,757,582	$4,086,173
Accrued expenses	134,029	172,021
Billings in excess of costs and estimated earnings on uncompleted contracts	1,561,829	1,140,125
Due to stockholders	52,170	24,315
Line of credit	3,682,818	2,482,127
Current portion of deferred compensation	28,656	28,656
Current portion of long-term debt	296,484	308,394
Total current liabilities	9,513,568	8,241,811
Long-term liabilities:
Deferred compensation, net of current portion	54,185	62,531
Deferred tax liability	824,129	610,558
Warrant liability	1,386,379	1,124,411
Long-term debt, net of current portion	1,625,801	1,701,495
Total liabilities	13,404,062	11,740,806
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock – 0.0001 par value 200,000 shares authorized, 0 and 200,000 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	20
Common stock – 0.0001 par value 49,000,000 shares authorized, 8,784,196 and 5,313,268 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	878	531
Additional paid-in capital	33,076,459	2,577,359
Retained earnings	2,121,365	5,304,361
Total Stockholders’ equity	35,198,702	7,882,271
Total liabilities and stockholders’ equity	$48,602,764	$19,623,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iSun, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
	2021	2020 (Restated)

Earned revenue	$7,260,657	3,984,680
Cost of earned revenue	7,141,760	3,668,167
Gross profit	118,897	316,513

Warehouse and other operating expenses	183,476	192,942
General and administrative expenses	1,465,064	617,748
Stock based compensation – general and administrative	1,070,908	-
Total operating expenses	2,719,448	810,690
Operating loss	(2,600,551)	(494,177)

Other expenses
Change in fair value of the warrant liability	(261,968)	(357,605)
Interest expense, net	(36,493)	(80,766)

Loss before income taxes	(2,899,012)	(932,548)
Provision (benefit) for income taxes	214,321	(142,311)

Net loss	(3,113,333)	(790,237)

Preferred stock dividend	(69,663)	—

Net loss available to shares of common stockholders	$(3,182,996)	$(790,237)

Net loss per common share-Basic and diluted	$(0.41)	$(0.15)

Weighted average shares of common stock- Basic and diluted	7,695,279	5,298,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

iSun, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Additional
	Shares	Amounts	Shares	Amounts	Paid-In Capital	Retained Earnings	Total
Balance as of January 1, 2021-restated	200,000	$20	5,313,268	$531	$2,577,359	$5,304,361	$7,882,271

Registered Direct Offering	—	—	840,000	84	9,584,916	-	9,585,000

Acquisition of iSun Energy, LLC	—	—	300,000	30	2,921,868	-	2,921,898

Exercise of Unit Purchase Option	—	—	133,684	13	(13)	-	-

Redemption of common stock	—	—	(34,190)	(3)	(672,856)	-	(672,859)

Conversion of Preferred Shares	(200,000)	(20)	370,370	37	(17)	-	-

Dividends payable on preferred shares	—	—	-	-	-	(69,663)	(69,663)

Conversion of Solar Project Partners, LLC warrant	-	-	117,376	12	(12)	-	-

Issuance under equity incentive plan	-	-	126,083	12	1,070,896	-	1,070,908

Exercise of options	-	-	100,667	10	149,983	-	149,993

Exercise of warrants	-	-	1,516,938	152	17,444,335	-	17,444,487

Net loss	—	—	—	—	—	(3,113,333)	(3,113,333)

Balance as of March 31, 2021	—	$—	8,784,196	$878	$33,076,459	$2,121,365	$35,198,702

iSun, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2020 (Restated)

	Preferred Stock		Common Stock		Additional
	Shares	Amounts	Shares	Amounts	Paid-In Capital	Retained Earnings	Total
Balance as of January 1, 2020	—	$—	5,298,159	$529	$(2,692,424)	$6,559,973	$3,868,078

Net loss	—	—	—	—	—	(790,237)	(790,237)

Balance as of March 31, 2020	—	$—	5,298,159	$529	$(2,692,424)	$5,769,736	$3,077,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

iSun, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
	2021	2020 (restated)
Cash flows from operating activities
Net loss	$(3,113,333)	$(790,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	135,825	155,012
Deferred finance charge amortization	770	1,535
Provision (benefit) for deferred income taxes	213,571	(143,061)
Stock based compensation	1,070,908	-
Change in fair value of warrant liabilities	261,968	357,605
Changes in operating assets and liabilities:
Accounts receivable	(1,226,683)	166,925
Prepaid expenses	4,095	62,278
Inventory	(1,534,859)	—
Costs and estimated earnings in excess of billings	(1,247,080)	(197,704)
Accounts payable	(328,591)	(1,778,242)
Accrued expenses	(37,992)	18,914
Billings in excess of costs and estimated earnings on uncompleted contracts	421,704	161,425
Deferred compensation	(8,346)	(7,750)
Net cash used in operating activities	(5,388,043)	(1,993,300)
Cash flows from investing activities:
Purchase of equipment	(130,609)	—
Acquisition of iSun Energy, LLC	(85,135)	—
Investment in captive insurance	(35,382)	(57,230)
Minority investments	(2,500,000)	—
Net cash used in investing activities	(2,751,126)	(57,230)
Cash flows from financing activities:
Proceeds from line of credit	9,440,699	5,603,603
Payments to line of credit	(8,240,008)	(3,165,953)
Payments of long-term debt	(88,374)	(135,099)
Redemption of shares of Common Stock	(672,859)	-
Due to stockholders	27,855	(291,403)
Proceeds from registered direct offering	9,585,000	—
Proceeds from warrant exercise	17,444,487	—
Proceeds from option exercise	149,993	—
Net cash provided by financing activities	27,646,793	2,011,148
Net increase (decrease) in cash	19,507,624	(39,382)
Cash, beginning of period	699,154	95,930
Cash, end of period	$20,206,778	$56,548
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$36,493	$79,231
Income taxes	$—	$366
Supplemental schedule of non-cash investing and financing activities:
Preferred dividends satisfied with distribution from investment	$69,663	$—
Shares of Common Stock issued for conversion of Solar Project Partners, LLC	$12	$-
Shares of Common Stock issued for exercise of Unit Purchase Option on a cashless basis	$13	$-
Shares of Common Stock issued for conversion of Preferred Stock -	$37	$-
Shares of Common Stock issued for acquisition of iSun Energy, LLC	$2,921,898	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

iSUN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a) Organization and Basis of Presentation

iSun, Inc.(formerly known as The Peck Company Holdings, Inc.) is a solar engineering, construction and procurement contractor for commercial and industrial customers across the Northeastern United States. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in Williston, Vermont.

Effective January 19, 2021, the Company changed its corporate name from The Peck Company Holdings, Inc. to iSun, Inc. (the “Name Change”). The Name Change was effected through a parent/subsidiary short-form merger of iSun, Inc., our wholly-owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the short-form merger, we filed a Certificate of Merger with the Secretary of State of the State of Delaware on January 19, 2021. The merger became effective on January 19, 2021 with the State of Delaware and, for purposes of the quotation of our Common Stock on the Nasdaq Capital Market (“Nasdaq”), effective at the open of the market on January 20, 2021.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative  of the  results  that  may  be  expected  for  the  year  ending  December  31,  2021  or  any  other period.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iSun, Inc. and its wholly owned operating subsidiaries, Peck Electric Co and iSun Energy LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

c) Revenue Recognition

The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services.

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of March 31, 2021 and December 31, 2020, the Company had $0 in pre-contract costs classified as a current asset under contract assets on its Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three months ended March 31:

	2021	2020
Solar Operations
Performance obligations satisfied at a point in time	$—	$—
Performance obligations satisfied over time	$6,092,674	$3,229,844
	$6,092,674	$3,229,844

Electric Operations
Performance obligations satisfied at a point in time	$—	—
Performance obligations satisfied over time	$889,111	$491,640
	$889,111	$491,640

Data and Network Operations
Performance obligations satisfied at a point in time	$—	$—
Performance obligations satisfied over time	$278,872	$263,196
	$278,872	$263,196

Total
Performance obligations satisfied at a point in time	$—	—
Performance obligations satisfied over time	$7,260,657	$3,984,680
Total	$7,260,657	$3,984,680

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

d) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At March 31, 2021, the uninsured balances were approximately $20 million.

e) Income Taxes

Through June 20, 2019 (the date of the completion of the Reverse Merger and Recapitalization between Peck Electric Co. and Jensyn Acquisition Corp, (the Company’s predecessor)) the former Peck Electric Co. had elected to be taxed as an S-Corporation under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to former Peck Electric stockholders. Accordingly, no provision for federal income tax was required. However, the Company did calculate a proforma provision. The provision for income taxes for former Peck Electric Co. was primarily for Vermont minimum taxes. As of the date of the completion of the Reverse Merger and Recapitalization, the Company effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the change resulting in a deferred tax liability of $1,506,362. At March 31, 2021 and December 31, 2020, the deferred tax liability was $824,129 and $610,558, respectively.
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

f) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, goodwill, intangibles, investments, impairment on investments and valuation of deferred tax assets. Actual results could differ from those estimates.

g) Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $770 and $1,535 for the three months ended March 31, 2021 and March 31 2020, respectively.

h) Fair Value of Financial Instruments

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

i) Segment Information

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

j)  Recently Issued Accounting Pronouncements

On May 03, 2021, the FASB issued Accounting Standards Update (ASU) 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued ASU 2021-04 to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU is effective years beginning after December 15, 2021, including interim periods within those years and the Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

k) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $0 at March 31, 2021 and December 31, 2020.

l) Reclassification

Certain reclassifications have been made to prior year’s financial statement to conform to classifications used in the current year.

2      RESTATEMENT OF FINANCIAL STATEMENTS

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance, the Company’s Warrants were accounted for as equity within the Company’s previously reported financial statements, and after discussion and evaluation, management concluded that the Warrants should be presented as liabilities reported at fair value with subsequent fair value remeasurement at each reporting period.

 The Company concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants the Company’s predecessor previously issued, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. The Affected Periods are the years ended December 31, 2020 and 2019 and the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019.As such, the Company is restating its unaudited and audited financial statements for the Affected Periods included in this Form 10-Q.

Impact of the Restatement

The impact of the restatement on the Condensed Consolidated Balance Sheet as of December 31, 2020 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$-	$1,124,411	$1,124,411
Additional Paid-in Capital	5,682,139	(3,104,780)	2,577,359
Retained Earnings	3,323,992	1,980,369	5,304,361

The impact of the restatement on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended March 31, 2020 (unaudited)

Change in fair value of the warrant liability	$-	$(357,605)	$(357,605)
Net loss	(432,632)	(357,605)	(790,237)
Net loss per common share	(0.08)	(0.07)	(0.15)

The impact of the restatement on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2020 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Net Loss	$(432,632)	$(357,605)	$(790,237)
Change in fair value of the warrant liability	-	357,605	357,605

3. LIQUIDITY AND FINANCIAL CONDITION

In the three months ended March 31, 2021, the Company experienced a net operating loss and negative cash flow from operations. At March 31, 2021, the Company had cash on hand of approximately $20.2 million and working capital of approximately $22.5 million. The Company utilized approximately $5.4 million in cash to support operations during the three months ending March 31, 2021. In prior years, the Company has relied predominantly on operating cash flow to fund its operations and borrowings from its credit facilities. For the three months ending March 31, 2021, the Company utilized the proceeds from the registered direct offering and exercise of warrants described below to generate cash flow to support its operations.

On January 8, 2021, the Company entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of its Common Stock in a registered direct offering at a purchase price of $12.50 per share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses. The Company’s Form S-3 Registration Statement is effective and allows the Company to offer, issue and sell up to $50,000,000 in the aggregate of our shares of Common Stock. After the registered direct offering, the Company has approximately $39.5 million available under the shelf registration.

The Company believes its current cash on hand, proceeds generated from the registered direct offering, the potential availability of proceeds of sale of shares of Common Stock under the shelf registration, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31, 2021	December 31, 2020
Accounts receivable - contracts in progress	$7,410,103	$6,206,760
Accounts receivable - retainage	116,537	93,197
	7,526,640	6,299,957
Allowance for doubtful accounts	(84,000)	(84,000)
Total	$7,442,640	$6,215,957

Bad debt expense was $0 and $164,292 for the three months ended March 31, 2021 and 2020, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at March 31, 2021 and 2020:

	March 31, 2021	December 31, 2020
Costs in excess of billings	$958,720	$216,261
Unbilled receivables, included in costs in excess of billings	1,642,962	1,138,341
	2,601,682	1,354,602
Retainage	116,537	93,197
	$2,718,219	$1,447,799

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of March 31, 2021 will be billed and collected within one year. Contract liabilities were as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Billings in excess of costs	$1,561,829	$1,140,125

5. CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	March 31, 2021	December 31, 2020
Expenditures to date on uncompleted contracts	$4,222,606	$7,764,622
Estimated earnings thereon	1,242,219	2,178,868
	5,464,825	9,943,490
Less billings to date	(6,067,934)	(10,867,354)
	(603,109)	(923,864)
Plus under billings remaining on contracts 100% complete	1,642,962	1,138,341
Total	$1,039,853	$214,477

Included in accompany balance sheets under the following captions:

	March 31, 2021	December 31, 2020
Cost and estimated earnings in excess of billings	$2,601,682	$1,354,602
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,561,829)	(1,140,125)
	$1,039,853	$214,477

6. LONG-TERM DEBT

A summary of long-term debt is as follows:

	March 31, 2021	December 31, 2020
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$672,887	$683,268
NBT Bank, National Association, repaid in January 2021.	-	12,050
NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	238,817	246,135
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	201,600	210,475
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	414,270	426,624
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	72,145	80,001
Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	271,616	294,799

	March 31, 2021	December 31, 2020
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	67,110	73,467
	1,938,445	2,026,819
Less current portion	(296,484)	(308,394)
	1,641,961	1,718,425
Less debt issuance costs	(16,160)	(16,930)
Long-term debt	$1,625,801	$1,701,495

Maturities of long-term debt are as follows:

Year ending December 31:	Amount
Remainder of 2021	$220,020
2022	305,857
2023	265,765
2024	222,606
2025	209,858
2026 and thereafter	714,339
$1,938,445

7. LINE OF CREDIT

The Company has a working capital line of credit with NBT Bank with a limit of $6,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 3.25%. The line of credit is payable upon demand and subject to an annual review in September 2021. The balance outstanding was $3,682,818 and $2,482,127 at March 31, 2021 and December 31, 2020, respectively Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis. As of March 31, 2021, the Company was not in compliance with the financial covenants but received a waiver of covenant default from NBT Bank.

8. COMMITMENTS AND CONTINGENCIES

Total rent expense for all of the non-cancelable leases above were $61,215 and $62,021 for the three months ended March 31, 2021 and 2020, respectively.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $97,639 and $87,626 for the quarters ended March 31, 2021 and 2020, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Years ending December 31:	Amount
Remainder of 2021	$101,148
2022	145,561
2023	147,903
2024	150,291
2025	152,310
Thereafter	1,070,016
$1,767,229

9. FAIR VALUE MEASUREMENTS

The Public Warrants were traded under the symbol ISUNW and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at March 31, 2020	Mark-to-Market Measurement at December 31, 2020
Risk-free rate	0.412%	0.214%
Remaining term in years	3.22	3.47
Expected volatility	84.9%	81.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$13.35	$5.95

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$1,113,951	$1,113,951	$-	$-
Private Warrants	272,428	-	-	272,428

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$773,956	$773,956	$-	$-
Private Warrants	350,455	-	-	350,455

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2021	$1,124,411
Fair value adjustment – Warrant liability	261,968
Balance, March 31, 2021	$1,386,379

10. WARRANTS

As of March 31, 2021, the Company received notification that 3,033,876 warrants issued in connection with the Company’s (Jensyn Acquisition Corp.) initial public offering were exercised and 1,516,938 shares of Common Stock were issued in connection with such exercise resulting in cash proceeds to the Company of $17,444,487.

Number of Warrants
Outstanding, beginning January 1, 2021	4,163,926
Granted	-
Exercised	3,033,876
Redeemed	-
Outstanding, ending March 31, 2021	1,130,050

11. UNION ASSESSMENTS

The Company employs members of the International Brotherhood of Electrical Workers Local 300 (IBEW). The union fee assessments payable are both withholdings from employees and employer assessments. Union fees are for monthly dues, defined contribution pension, health and welfare funds as part of multi-employer plans. All union assessments are based on the number of hours worked or a percentage of gross wages as stipulated in the agreement with the IBEW.

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2022. During the three months ended March 31, 2021 and 2020, the Company incurred the following union assessments.

	March 31, 2021	March 31, 2020
Pension fund	$118,434	$73,170
Welfare fund	343,371	214,028
National employees benefit fund	33,680	20,519
Joint apprenticeship and training committee	19,630	2,841
401(k) matching	20,998	-
Total	$536,113	$310,558

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

The Reverse Merger and Recapitalization between Jensyn Acquisition Corp. and Peck Electric Co. on June 20, 2019 caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. The Company recognized tax net operating losses which it expects to fully utilize over time subject to annual limitations as set forth in the Internal Revenue Code.

The provision for income taxes for the year ended December 31, 2020 and 2019 consists of the following:

	March 31, 2021	March 31, 2020
Current
Federal	$—	$—
State	750	750

Total Current	750	750

Deferred
Federal	161,825	(108,437)
State	51,746	(34,624)

Total Deferred	$213,571	(143,061)

Provision (benefit) for Income Taxes	$214,321	$(142,311)

The Company’s total deferred tax assets and liabilities at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Deferred tax assets (liabilities)
Accruals and reserves	$23,758	$23,758
Net operating loss	1,751,269	812,996
Total deferred tax assets	1,775,027	836,754

Property and equipment	(2,255,689)	(1,447,312)
Stock-based compensation	(343,467)	-
Total deferred tax liabilities	(2,599,156)	(1,447,312)

Net deferred tax asset (liabilities)	$(824,129)	$(610,558)

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of March 31, 2021 and December 31, 2020. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none as of March 31, 2021 and December 31, 2020, respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	March 31, 2021	March 31, 2020
Income tax expense at federal statutory rate	$(608,792)	$(193,106)
Permanent differences	183,790	111,438
Non-deductible goodwill and other intangible	833,399	-
State and local taxes net of federal benefit	(194,076)	(60,643)
Income tax (benefit) expense	$214,321	$(142,311)

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

Summary financial information on NCL as of September 30, 2020 is:

Total assets	$96,020,037
Total liabilities	$46,176,680
Comprehensive income	$8,820,830

NCL’s fiscal year end is September 30, 2020.

	March 31, 2021	December 31, 2020
Investment in NCL
Capital	$36,000	$36,000
Cash security	194,167	158,785
Investment income in excess of losses (incurred and reserves)	3,320	3,320
Total deferred tax assets	$233,487	$198,105

14. RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At March 31, 2021 and December 31, 2020, the amount owed of $57,400 and $73,000, respectively, is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At March 31, 2021 and December 31, 2020, the amounts due of $29,404 and $602,463, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At March 31, 2021 and December 31, 2020, the amounts owed of $90,552 and $286,964, respectively, are included in the “due to stockholders” as there is a right to offset.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is reported on each stockholder’s tax returns and each stockholder are taxed individually. As a result, the Company has accrued a distribution for taxes of $6,622 at March 31, 2021 and December 31, 2020, respectively, to the former stockholders of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders” value below.

The amounts below include amounts due to/from stockholders as of December 31, 2020 and December 31, 2019:

	March 31, 2021	December 31, 2020
Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at March 31, 2021).	$52,170	$24,315

15. DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155,000, the net present value of which is $82,841. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of March 31, 2021 and December 31, 2020 and recorded in the statement of operations when incurred.

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

The Company has contingent share arrangements and warrants with the potential issuance of additional shares of Common Stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of Common Stock will be issued. These instruments could result in dilution in future periods.

	Three Months Ended March 31,
	2021	2020
Earnout provision, includes new shares of Common Stock that may be issued to former Peck Electric Co. shareholders	—	898,473
Earnout provision, includes new shares of Common Stock that may be issued to Exit Strategy	—	11,231
Earnout provision, including new shares of Common Stock that may be issued to holders of forfeited and canceled shares	—	257,799
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	565,025	2,292,250
Unvested restricted stock awards	161,470	-

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

Voting – The holders of the Preferred Stock are not entitled to voting rights.

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

Pursuant to the First Amended Certificate of Designation, on February 22, 2021 the Company notified all holders of the Preferred Shares of the mandatory conversion of the Preferred Shares into shares of Common Stock. A total of 370,370 shares of Common Stock were issued pursuant to the conversion.

18. RESTRICTED STOCK AND STOCK OPTIONS

Options

As of March 31, 2021, the Company has 201,333 non-qualified stock options outstanding to purchase 201,333 shares of Common Stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $1.49 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.7 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 187.94%, b) term of 2 years, c) risk free rate of 0.13% and d) a dividend yield of 0%.

	Three Months Ended March 31, 2021
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2021	-	$-
Granted	302,000	$1.49
Exercised	100,667	$1.49
Outstanding, ending March 31, 2021	201,333	$1.49
Exercisable at March 31, 2021	-	$-

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

During the three months ended March 31, 2021 and 2020, the Company charged a total of $1.0 million and $0, respectively, to operations to recognize stock-based compensation expense for stock options and unamortized stock-based compensation expense for stock options is $1.0 million.

The stock options were exercised for 100,667 shares of Common Stock providing approximately $0.1 million of cash flow to the Company.

Restricted Stock Grant to Executives

With an effective date of January 4, 2021, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Chief Operating Officer Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2021 (the January 2021 RSGA). All shares issuable under the January 2021 RSGA are valued as of the grant date at $6.15 per share representing the fair market value. The January 2021 RSGA provides for the issuance of up to 241,000 shares of the Company’s common stock. The restricted shares shall vest as follows: 80,333 of the restricted shares shall vest immediately, 80,333 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 80,334 restricted shares, shall vest on the two (2) year anniversary of the effective date.

In the three months ended March 31, 2021 and 2020, stock-based compensation expense of $0.2 million and $0, respectively was recognized for the January 2021 RSGA.

Stock-based compensation, excluding the January 2021 RSGA, related to employee and director options totaled $0.4 and $0 for the three months ended March 31, 2021 and 2020, respectively.

On February 25, 2021, the stockholders approved an amendment to the 2020 Equity Incentive Plan increase the available shares of Common Stock to 1,000,000 shares of Common Stock.

19. ACQUISITION

On January 19, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization with iSun Energy LLC.  iSun Energy LLC became a wholly-owned subsidiary of the Company. iSun Energy, LLC is a provider of products and services designed to support the electric vehicle market. In connection with Merger, Sassoon Peress, the sole member, will receive 400,000 shares of the Company’s Common Stock over five years valued at $2,404,000, 200,000 shares of which were issued at the closing, warrants to purchase up 200,000 shares of the Company’s Common Stock, valued at $517,898, cash considerations of $85,135 and up to 240,000 shares of the Company’s Common Stock based on certain performance milestones for an aggregate value of $3,007,033.

The 400,000 shares of Company’s Common Stock were valued utilizing the market close price of $6.01 on the date, December 30, 2020, which the binding letter of intent was executed. For the warrants, the Company determined the fair market value of these options by using the Black Scholes option valuation model. The key assumptions used in the valuation of the warrants were as follows; a) volatility of 103.32%, b) term of 3 years, c) risk free rate of 0.36% and d) a dividend yield of 0%.

At March 31, 2021, the amount of $3,007,033 is included as an Intangible Asset. The Company deemed the acquisition an asset acquisition in as much as the acquired assets consisted primarily of the iSun brand and know-how and contained no other business processes. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is 10 years.

20. INVESTMENTS

Investments consist of:

	March 31, 2021	December 31, 2020
GreenSeed Investors, LLC	$4,624,444	$4,724,444
Investment in Solar Project Partners, LLC	96,052	96,052
Investment in Gemini Electric Mobility Co.	1,500,000	-
Investment in NAD Grid Corp. d/b/a AmpUp	1,000,000	-
Total	$7,220,496	$4,820,496

GreenSeed Investors, LLC and Solar Project Partners, LLC

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

Pursuant to the Exchange Agreement, the Company subscribed for 500,000 Units of Class B Preferred Membership units of GSI in exchange for 200,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). In addition to the investment by GSI in the Preferred Shares, GSI obtained additional capital contributions which valued the Units at $10.00 per Unit. As the Company acquired 500,000 Units, the market transactions were utilized as a Level 1 fair value instruments in determining the valuation of the investment. As of April 22, 2020, the fair value of the investment in GSI was $5,000,000. Separately, the Company subscribed for and purchased 100,000 Units of SPP in exchange for the issuance by the Company of a Warrant to acquire 275,000 shares of the Company’s Common Stock at an exercise price of $15.00 per share. As of March 31, 2021, the warrant was converted to 117,376 shares of Common Stock on a cashless basis.

The Exchange Agreement provides that as long as the dividend payment on the Preferred Shares in each calendar quarter is equal to the aggregate distribution with respect to the GSI Units, such payments and distributions shall be offset and neither GSI nor the Company need to make any cash payments to the other. For the three months ended March 31, 2021, the Company received a return of capital from GSI in the amount of $100,000 which offset the dividends payable of $69,663 in accordance with the operating agreement between the Company and GSI. The dividend receivable of $30,337 is included in other current assets as of March 31, 2021.

The Company granted to GSI the right to repurchase up to 400,000 (in tranches of 50,000) of the Units at a valuation of $10.00 per Unit totaling $4,000,000.

The Company granted to GSI registration rights with respect to the Preferred Shares, the Warrant, and the Common Stock underlying the Warrant.

The GSI and SPP investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of GSI and SPP, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. No net appreciation or depreciation in fair value of the investments was recorded during the year ended March 31, 2021, as there were no observable price changes.

Gemini and AmpUp

On March 18, 2021, the Company made minority investments of $1,500,000 in Gemini Electric Mobility Co. (“Gemini”) utilizing a Simple Agreement for Future Equity.

On March 18, 2021, the Company made minority investments of $1,000,000 in Nad Grid Corp (“AmpUp”) utilizing a Simple Agreement for Future Equity.

The Gemini and AmpUp investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. These investments are minority investments intended to support electric vehicle infrastructure development. The Company has no control in these entities. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. At March 31, 2021, the equity investment for Gemini and AmpUp was $1,000,000 and $1,500,000, respectively. No net appreciation or depreciation in fair value of the investments was recorded during the three months ending March 31, 2021, as there were no observable price changes.

21. STOCK REDEMPTION

On January 25, 2021, the Company purchased 34,190 shares of Common Stock from certain executives at $19.68, which was the 5-day average of the closing prices for the Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding January 22, 2021, for a total of approximately $674,000. Upon redemption, the shares of Common Stock were canceled.

22. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Public Warrant Call

As originally announced in the 8-K filed on March 9, 2021, the Company provided notice to the holders of its outstanding public warrants (the “Warrants”) that, pursuant to the terms of the Warrants, the Company determined to exercise its right to redeem the Warrants by paying to the holders of such Warrants the redemption price of $0.01 per warrant, with the redemption to take place on April 12, 2021 (the “Redemption Date”).

Since the Company provided the redemption notice, approximately 607,142 Warrants were exercised for approximately 303,571 shares of the Company’s Common Stock. On April 12, 2021, the Company redeemed approximately 453,764 Warrants that remained outstanding on the Redemption Date, in accordance with the Public Warrant terms.

Assignment Agreement

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility will acquire all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood is a utility-scale solar EPC company and a wholly-owned subsidiary of Adani. The Project IP includes all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

Under the Assignment, iSun Utility will purchase the Project IP from Adani and Oakwood for total consideration of $2.7 million, with $1.0 million due immediately and the remaining $1.7 million contingent upon the achievement of certain milestones, as described in this paragraph. The Assignment provides that iSun Utility will acquire all membership interests in Hartsel Solar, LLC (“Hartsel”), and through this transaction iSun Utility will acquire all rights to Hartsel’s in-process solar project (the “Hartsel Project”). Upon Hartsel achieving certain milestones, iSun Utility will pay to Adani $0.7 million to secure equipment previously purchased allowing for safe harbor of the 30% ITC and an additional amount of $1.0 million for key development milestones.

Purchase and Sale Agreement

On April 6, 2021, Peck Electric Co., a Vermont corporation and a wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Agreement”) to sell real property known as and numbered 4090 Williston Road, South Burlington, Vermont (the “Property”), to Nedde Real Estate LLC, a Vermont limited liability company. The Company formerly used the Property for its offices but has since moved to a new location. The purchase price for the Property is $565,000 and shall be paid at Closing (as defined in the Agreement). The Agreement is also subject to certain customary contingencies to Closing.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021 and 2020 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2020.

Forward-Looking Statements

This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. Our future results and financial condition may also differ materially from those that we currently anticipate as a result of the factors described in the sections entitled “Risk Factors” in the filings that we make with the U.S. Securities and Exchange Commission (the “SEC”). Throughout this section, unless otherwise noted, “we,” “us,” “our” and the “Company” refer to iSun, Inc.

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

On January 19, 2021, we entered in an agreement to acquire iSun Energy LLC based in Burlington, Vermont. iSun Energy, LLC offers a portfolio of products that supports the growing electric vehicle market, specifically carports, charging stations and user-facing technology. The flagship iSun Energy & Mobility Hub is the result of 30 years of passion, dedication, and innovation through sustainability. The iSun solar EV carport charging systems incorporate solar panels to charge electric vehicles while providing unparalleled software insights into data surrounding the energy produced, consumed, air quality effects and other key metrics. The iSun Oasis Smart Solar Bench is expected to be an integral part in developing smart cities and campuses and has the ability to charge any mobile device through integrated solar panels that collect and store energy throughout the day. iSun’s accompanying data platform allows for monitoring and analysis of key metrics through built in IoT (Internet of Things) sensors. The platform also affords both physical and digital advertising and branding, for additional recurring revenue opportunities. iSun’s Augmented Reality 3D software platform helps clients visualize their projects before they are built, making it easy for our clients.

to adopt sustainable solutions and to understand their impact on sustainability. As we continue to execute on our three-pronged growth strategy, the iSun Energy, LLC acquisition allows to further enable the transition to renewable and clean energy. As our portfolio of offerings continues to expand, we are able to further provide energy as a service to the marketplace.

With the filing of our Form S-3 Registration Statement on December 4, 2020, we have the ability to access the capital markets up to $50,000,000 in aggregate to support our statement growth strategy. The access to capital accelerates our growth process and allows us to continue our expansion plans into new territories, aggressively pursue accretive merger and acquisition transactions and continue investing in our company-owned solar assets which now consist of the product offerings of iSun Energy LLC. There is currently approximately $39.5 million in gross proceeds that may be available to the Company in connection with the potential sale of shares of Common Stock under the Registration Statement as we raised approximately $10.5 million through our Registered Direct Offering.

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

Equity and Ownership Structure

On June 20, 2019, Jensyn consummated the Reverse Merger and Recapitalization, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Peck Electric by Jensyn, and in Peck Electric becoming a wholly-owned subsidiary of Jensyn. Jensyn was originally incorporated as a special purpose acquisition company, formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar Recapitalization. Simultaneously with the Reverse Merger and Recapitalization, we changed our name to “The Peck Company Holdings, Inc.” Until the acquisition of iSun Energy, LLC in January 2021, we conducted all of our business operations exclusively through our wholly-owned subsidiary, Peck Electric Co. In addition, we formed iSun Utility, LLC in April 2021.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refers to iSun, Inc. (formerly The Peck Company Holdings, Inc.) and its subsidiaries after June 20, 2019, and “Peck Electric” refers to the business of Peck Electric before June 20, 2019. Upon closing of the Reverse Merger and Recapitalization, Peck Electric was deemed the accounting acquirer and takes over the historical information for the Company.

Effective January 19, 2021, the Company changed its corporate name from The Peck Company Holdings, Inc. to iSun, Inc. (the “Name Change”). The Name Change was effected through a parent/subsidiary short-form merger of iSun, Inc., our wholly owned Delaware subsidiary formed solely for the purpose of the name change, with and into us. We were the surviving entity. To effectuate the short-form merger, we filed a Certificate of Merger with the Secretary of State of the State of Delaware on January 19, 2021. The merger became effective on January 19, 2021 with the State of Delaware and, for purposes of the quotation of our Common Stock on the Nasdaq Capital Market (“Nasdaq”), effective at the open of the market on January 20, 2021. We conduct all of our business operations exclusively through our wholly-owned subsidiaries, Peck Electric, iSun Energy LLC and iSun Utility, LLC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, impairment on investment, goodwill, intangibles, revenue recognition utilizing a cost to cost method, allowances for uncollectible accounts, and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three months ended March 31, 2021 and 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of March 31, 2021 and 2020.

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

Warrant Liability

On April 12, 2021, the staff of the SEC issue a public statement regarding the treatment of accounting for public and private warrants issued by SPAC companies, stating that these warrants should be accounted for as liabilities as opposed to equity. Since our acquisitions by Jensyn Acquisition Corp in 2019, we were accounting for our warrants as equity and therefore had to restate our financials for prior periods. The restatement has no effect on our cash balances or adjusted EBITDA. As of the May 24, 2021, we have no public warrants outstanding as all public warrants have been exercised or redeemed.

Stock-Based Compensation

We periodically issue stock grants and stock options to employees and directors. We account for stock option grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (FASB) whereas the value of the award is measured on the date of grant and recognized over the vesting period.

We account for stock grants issued to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Non-employee stock-based compensation charges generally are amortized over the vesting period on a straight-line basis. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

REVENUE AND COST OF EARNED REVENUE

For the three months ended March 31, 2021, our revenue increased 82.2% to $7.3 million compared to $4.0 million for the three months ended March 31, 2020. Cost of earned revenue for the three months ended March 31, 2021, was 94.7% higher at $7.1 million compared to $3.7 million for the three months ended March 31, 2020. Our revenue increased in comparison to prior year with projects executed in new geographic regions that started construction in 2020 with completion in the first quarter of 2021. The first quarter of 2020 was lower than anticipated due to the impact of the COVID-19 pandemic.

Gross profit was $0.1 million for the three months ended March 31, 2021. This compares to $0.3 million of gross profit for the three months ended March 31, 2020. The gross margin was 1.6% in the three months ended March 31, 2021 compared to 7.9% in the three months ended March 31, 2020. The gross margin in the first quarter was impacted by a significant material issue on one of our out of state projects. Material that did not meet the design requirements of the solar array were delivered directly to the job site. Our quality control team identified the issue at inspection and notified our procurement group. Our procurement team was able to find replacement material that did not require a change to the design but did require material modification on previously installed equipment which resulted in additional material handling expenses, material modification expenses and labor expense. Due to the nature of the material issue, we were required to make the necessary changes without additional revenue to offset the unplanned expenses. In addition, we had several job site shutdowns impact varying projects due to the COVID-19 pandemic. As our project deadlines were unchanged, we often were required to deploy overhead to meet previously agreed timelines which impacted the margin performance in the first quarter of 2021.

For 2021, we anticipate an increase in revenue over 2020 due to several factors. The sum of our backlog projects are already near $81 million and are anticipated to be completed within twelve to eighteen months. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Therefore, the $81 million in project-based revenue anticipated for the next twelve to eighteen months represents projects that have a high probability for conversion. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of its pipeline projects.

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2021 expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Connecticut, Massachusetts, Maine, New Hampshire, and Tennessee.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore have not historically incurred significant selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $1.4 million for the three months ended March 31, 2021, compared to $0.6 million for the three months ended March 31, 2020. As a percentage of revenue, G&A expenses decreased to 20.2% in the three months ended March 31, 2021 compared to 21.3% in the three months ended March 31, 2020. In total dollars, G&A expense increased primarily due to the added personal costs required to support the Company’s growth initiatives compared to the three months ended March 31, 2020. In January 2021, we acquired iSun Energy LLC which resulted in an increase in G&A. The iSun Energy LLC acquisition is intended to be accretive, however there was no revenue recognized as part of the acquisition during the first quarter of 2021. In addition, we executed a registered direct offering, exercised a call of our public warrants and began the process of holding our 2020 and 2021 Annual Meetings which added significant professional fees and legal expense for the three months ending March 31, 2021.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses for 2021 are expected to be stable or decrease compared to prior years as we continue to look for opportunities to streamline our operations and decrease our cost structure. To date, we have reduced certain administrative and insurance costs and restructured our utilization of skilled labor in order to reduce the overhead burden, without compromising the ability to operate effectively.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2021 we incurred $1.1 million in total non-cash stock-based compensation expense compared to $0 for the same period in the prior year.

We entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Chief Operating Officer Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2021 (the January 2021 RSGA). All shares issuable under the January 2021 RSGA are valued as of the grant date at $6.15 per share. For the three months ended March 31, 2021 and 2020, stock-based compensation expense of $0.6 million and $0, respectively, was recognized for the January 2021 RSGA.

Stock-based compensation, excluding the January 2021 RSGA, related to employee and director options totaled $0.5 and $0 for the three months ended March 31, 2021 and 2020, respectively.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended March 31, 2021, was $36,493 compared to $80,766 for the same period of the prior year as a result of decreased utilization of our line of credit.

INCOME (BENEFIT)TAX EXPENSE

The US GAAP effective tax rate for the three months ended March 31, 2021 was 9.6% and March 31, 2020 was 24.8%. The proforma effective tax rate for the three months March 31, 2021 was 27.72% and March 31, 2020 was 27.72%. Please see the rate reconciliation in FN 12 for an explanation of the effective tax rate.

NET LOSS

The net loss for the three months ended March 31, 2021 was $3.1 million compared to a net loss of $0.4 million for the three months March 31, 2020.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three months ended March 31,
	2021	2020 (restated)
Net loss	$(3,113,333)	$(790,237)
Depreciation and amortization	135,825	155,012
Interest expense	36,493	80,766
Change in fair value of warrant liability	261,968	357,605
Stock based compensation	1,070,908	-
Income tax (benefit)	214,321	(142,311)
EBITDA	(1,393,818)	(339,165)
Weighted Average shares outstanding	7,695,279	5,298,159
Adjusted EPS	(0.18)	(0.06)

LIQUIDITY AND CAPITAL RESOURCES

We had $20.2 million in unrestricted cash at March 31, 2021, as compared to $0.7 million at December 31, 2020.

As of March 31, 2021, our working capital surplus was $22.5 million compared to a working capital surplus of $0.25 million at December 31, 2020. On January 8, 2021, we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses.

We believe that the aggregate of our existing cash and cash equivalents, including our working capital line of credit, shelf registration and equity line of capital, will be sufficient to meet our operating cash requirements until at least June 30, 2022.

As of May 14, 2021, we have approximately $21 million in cash availability. During the first quarter of 2021, we received cash proceeds of approximately $17.4 million from the exercise of our Public Warrants and an additional approximately $9.6 million from the registered direct offering. The available funds will support the execution of our approximate $81 million in backlog. We believe the backlog is executable within the next twelve to eighteen months which would support our transition back to profitability in 2021.

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

Cash flow used in operating activities was $5.4 million for the three months ended March 31, 2021, compared to $0.4 of cash provided by operating activities in the three months ended March 31, 2020. The decrease in cash provided by operating activities was primarily the result of the increase in accounts receivable of $1.2 million, inventory of $1.5 million, and costs in excess of earnings of $1.2 million.

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2021, compared to $0.1 million used in the three months ended March 31, 2020. This increase was related to the minority investments in Gemini Electric Mobility Co. and NAD Grid Corp. d/b/a AmpUp.

Net cash provided by financing activities was $27.7 million for the three months ended March 31, 2021 compared to $0.2 million of cash provided by financing activities for the three months ended March 31, 2020. The cash flow provided by financing activities consisted of $1.2 million of borrowings from the line of credit, $17.4 million from warrants exercised and $9.6 million from a registered direct offering.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and related to the reclassification of the Company’s warrants which resulted in the restatement of our prior financial statements as discussed in note 2 of the condensed consolidated financial statements included in this filing. These control deficiencies constitute material weaknesses in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

The Notice stated that the Company had 45 calendar days to submit a plan to regain compliance with the Annual Meeting Rule. The Company submitted a plan to regain compliance with the Annual Meeting Rule on February 22, 2021 by Letter dated February 22, 2021 from Merritt & Merritt to Ms. Una Hahn, Listing Analyst. By Letter dated February 23, 2021 to Mr. Jeffrey Peck, CEO of the Company, Nasdaq granted the Company an extension until May 11, 2021 to regain compliance with the Annual Meeting Rule by the Company holding its 2020 Annual Meeting on May 11, 2021, as currently anticipated.

On May 10, 2021, iSun, Inc. (the “Company”) issued a press release announcing that the Board of Directors of the Company (the “Board”) has determined to postpone and reschedule the 2020 and 2021 Annual Meetings of Stockholders from the previously scheduled date of May 11, 2021 to May 25, 2021 due to unexpected delays in the printing and mailing of proxy materials to the Stockholders. The Company filed Definitive Proxy Statements for the 2020 and 2021 Annual Meetings with the Securities and Exchange Commission (the “SEC”) on April 27, 2021. The Company will file Definitive Additional Materials with the SEC regarding the postponement.

Item 6.	Exhibits
Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date

2.1(a)	Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	March 1, 2019

2.1(b)	First Amendment to Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	DEFM14A	June 3, 2019

2.2	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

2.3	Share Exchange Agreement by and among Jensyn Acquisition Corp., Oneness Global and the Stockholders of Oneness Global	By Reference	10-Q	August 20, 2018

2.4	Exchange and Subscription Agreement, dated April 22, 2020, among The Peck Company Holdings, Inc., GreenSeed Investors, LLC and Solar Project Partners, LLC	By Reference	8-K	April 28, 2020

2.5	Agreement and Plan of Merger, dated January 19, 2021, by and among iSun Energy LLC and iSun, Inc. and Peck Mercury, Inc.	By Reference	8-K	January 25, 2021

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation dated June 4, 2018.	By Reference	8-K	June 8, 2018

3.1(c)	Amendment to Amended and Restated Certificate of Incorporation dated August 29, 2018.	By Reference	8-K	September 4, 2018

3.1(d)	Amendment to Amended and Restated Certificate of Incorporation dated January 2, 2019.	By Reference	8-K	January 3, 2019

Exhibit No.	Description	Included	Form	Filing Date
3.1(e)	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2020

3.1(f)	Certificate of Merger filed with the Delaware Secretary of State dated January 19, 2021	By Reference	8-K	January 25, 2021

3.1(g)	First Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock of iSun, Inc.	By Reference	8-K	February 26, 2021

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.6	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.7	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.8	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.9	Warrant, dated April 22, 2020, issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2020

4.10	Promissory Note, dated January 13, 2020, issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.11	Paycheck Protection Program Note and Disbursement Authorization, dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.12	Amendment No. 1 to Warrant Agreement, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.13	Notice of Redemption, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.14	Form of Securities Purchase Agreement, dated January 8, 2021 between The Peck Company Holdings, Inc. and certain investors	By Reference	8-K	January 12, 2021

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

Exhibit No.	Description	Included	Form	Filing Date
10.4(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.4(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.4(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.4(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.4(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.4(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.4(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.5	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(b)	Amendment No 2 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 8, 2018

10.5(c)	Amendment No 3 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	August 29, 2018

10.5(d)	Amendment No 4 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	January 3, 2019

10.6	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

Exhibit No.	Description	Included	Form	Filing Date
10.7	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.8	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.9	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.10	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.11	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.12	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.13	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.14	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.15	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.16	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	By Reference	10-K	March 29, 2018

10.17	Promissory Note dated March 6, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	May 21, 2018

10.18	Promissory Note dated June 22, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	August 20, 2018

10.19	Second Original Discount Promissory Note dated March 7, 2019 issued to Riverside Merchant Partners, LLC	By Reference	8-K	March 14, 2019

10.20	Voting Agreement dated March 7, 2019 among Riverside Merchant Partners, LLC and the shareholders that are a signatory thereto	By Reference	8-K	March 14, 2019

Exhibit No.	Description	Included	Form	Filing Date
10.21	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-K	April 14, 2020

10.22	Business Loan Agreement, dated January 13, 2020 between Peck Electric Co. and NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.23	Commercial Guaranty, dated January 13, 2020, issued by Jeffrey Peck to NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.24	2020 Equity Incentive Plan	By Reference	S-8	October 28, 2020

10.25
Lease Agreement, dated December 7, 2020, between Peck Electric Co. and Unsworth Properties, LLC as agent for Meach, LLC, 306 West Indian, LLC, Cooper Two, LLC, Trek Communities, LLC, Masthead, LLC and Stephen and Shona Unsworth
		By Reference	8-K	December 10, 2020

10.26	Placement Agent Agreement, dated January 8, 2021, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	8-K	January 12, 2021

10.27	Stockholder Lockup Agreement between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.28	Officer Agreement between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.29	Consulting Agreement between The Peck Company Holdings, Inc. and Renewz Sustainable Solutions, dated January 19, 2921	By Reference	8-K	January 25, 2021

10.30	Irrevocable Proxy between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herewith	10-Q

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Herewith	10-Q

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith	10-Q

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith	10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May, 2021.

iSUN, INC.

	By:	/s/ Jeffrey Peck

Jeffrey Peck

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ John Sullivan

John Sullivan

Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated: May 24, 2021