Form 10-K/A
period 2020-12-31
ISUN, INC.
filed 2021-06-11
CIK 1634447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

iSun, Inc. (formerly known as The Peck Company Holdings, Inc.) (“iSun” or the “Company”) is filing this Amendment No. 1 on Form 10-K (this “Form 10-K/A” or “Report”) to amend the Annual Report on Form 10-K as of and for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2021 (the “Original Filing”), to restate the consolidated financial statements and related footnote disclosures as of December 31, 2020 and 2019, for the year ended December 31, 2020 and 2019 included in the Original Filing. This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the Staff of SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). The Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in the consolidated statement of operations at the end of each reporting period. The Company has evaluated the applicability and potential impact of the Staff Statement on the Company’s consolidated financial statements. On May 20, 2021, the Audit Committee of the Board of Directors of the Company (the “Board”), in consultation with management of the Company, concluded that the following financial statements could no longer be relied upon, based on the facts below: (i) the audited consolidated financial statements of iSun as of December 31, 2020 and 2019, for the year ended December 31, 2020 and 2019 included in the Original Filing, (ii) the condensed consolidated unaudited financial statements of iSun included in iSun’s Quarterly Reports on Form 10-Q for (a) the three and six months ended June 30, 2019 (b) the three and nine months ended September 30, 2019 (c) the three months ended March 31, 2020, (d) the three and six months ended June 30, 2020, and (e) the three and nine months ended September 30, 2020, (collectively, the “Non-Reliance Periods”).

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of December 31, 2020 and 2019 and (ii) restated financial statements for the years ended December 31, 2020 and 2019 that were previously reported on the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities and overstatement of Common Stock subject to possible redemption by approximately $1.1 million and $0.1 million at December 31, 2020 and 2019, respectively;
•
overstatement of additional paid-in capital by approximately $3.1 million and $3.1 million at December 31, 2020 and 2019, respectively and an understatement of retained earnings by approximately $2.0 million and $3.0 million at December 31, 2020 and 2019, respectively;

•	overstatement of net income by approximately $1.0 million for the year ended December 31, 2020 and an understatement of net income by approximately $3.0 million for the year ended December 31, 2019;
•
overstatement of basic and diluted net income per share of $0.18 for the year ended December 31, 2020 and an understatement of basic and diluted net income per share of $0.67 per share for the year ended December 31, 2019.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; and (iv) Part II, Item 9a; (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

These risks and uncertainties include but are not limited to:

•	the impact of the COVID-19 pandemic on our business;

•	our limited operating history;

•	our ability to raise additional capital to meet our objectives;

•	our ability to compete in the solar power industry;

•	our ability to sell solar power systems;

•	our ability to arrange financing for our customers;

•	government incentive programs related to solar energy;

•	our ability to increase the size of our company and manage growth;

•	our ability to acquire and integrate other businesses;

•	disruptions to our supply chain from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;

•	our ability or inability to attract and/or retain competent employees;

•	relationships with employees, consultants, customers, and suppliers; and

•	the concentration of our business in one industry in limited geographic areas;

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

•
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

•
Warrants exercisable for 195,000 shares of Common Stock, consisting of 390,000 warrants originally sold as part of Firm Units in the IPO. Each warrant entitled its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

•	Purchase option for 390,000 Units was originally sold as part of the IPO. Each Unit has an exercise price of $12.00 per Unit and consists of the following:

•	One share of Common Stock

•	One right to receive one-tenth (1/10) of a share of Common Stock issued upon exercise of the Unit

•	One warrant entitling its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

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

The customer’s decision to choose solar energy may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the traditional utilities or from other renewable energy sources would harm our ability to offer competitive pricing and could harm our business. The price of electricity from traditional utilities could decrease as a result of:

•	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;

•	relief of transmission constraints that enable local centers to generate energy less expensively;

•	reductions in the price of natural gas;

•	utility rate adjustment and customer class cost reallocation;

•	energy conservation technologies and public initiatives to reduce electricity consumption;

•	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; or

•	development of new energy generation technologies that provide less expensive energy.

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

The market for solar power products is emerging and rapidly evolving, and our future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•
fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of governmental subsidies and incentives.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. These governmental rebates, tax credits and other financial incentives enhance the return on investment for our customers and incent them to purchase solar systems. These incentives enable us to lower the price that we charge customers for energy and for solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

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

The availability of this tax-advantaged financing depends upon many factors, including, but not limited to:

•	the state of financial and credit markets;

•	changes in the legal or tax risks associated with these financings; and

•	non-renewal of these incentives or decreases in the associated benefits.

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

In the future, we may acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of this acquisition or any other future acquisition, and any acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact operating results;

•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective; and

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions.

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

Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock. (Restated).

Under U.S. GAAP, we are required to evaluate the Warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the Warrants contain provisions requiring liability classification. Therefore, as described in our financial statements included in Part II, Item 8, of this Form 10-K/A, we are accounting for the Warrants as a warrant liability and are recording that liability at fair value upon issuance. We will record any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

We identified a material weakness in our internal control over financial reporting. and segregation of duties and access within our IT environment. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and the market price of our Common Stock. (Restated).

We identified a material weakness in our internal control over financial reporting and segregation of duties and access within our IT environment as of December 31, 2020, the disclosure of which may have an adverse impact on the price of our Common Stock (please refer to Part II, Item 9A of this Form 10-K/A for further discussion). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 and 2019, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 and 2019. The material weakness resulted in a reclassification of our Warrants from equity to liabilities and the recognition of the related gain or loss as a result of the change in the fair value of the warrant liabilities, and related restatement of (i) the audited consolidated financial statements of iSun as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 included in the Original Filing, (ii) the condensed consolidated unaudited financial statements of iSun included in iSun’s Quarterly Reports on Form 10-Q for (a) the three and six months ended June 30, 2020 and 2019 (b) the three and nine months ended September 30, 2020 and 2019, (c) the three months ended March 31, 2020 and 2019.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements. (Restated).

Following the issuance of the Staff Statement, the Audit Committee of our Board, after considering the recommendations of management, determined that it was appropriate to restate our previously filed financial statements for the Non-Reliance Periods. See “—Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.” As part of this restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness, such restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

The Company’s Second Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board of Directors. These provisions include:

•	A classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to the change the membership of a majority of our Board of Directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•
the ability of our Board of Directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an Annual or Special Meeting of our Stockholders;

•
the requirement that an Annual Meeting of Stockholders may be called only by the Chairman of the Board of Directors, the Chief Executive officer, or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	controlling the procedures for the conduct and scheduling of stockholder meetings;

•	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•
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

As of December 31, 2020, we had a working capital of $242,865 and had a net loss of $980,056 for the year ended December 31, 2020. On January 8, 2021 we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses.

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

We expect that the market price of our Common Stock may continue to be volatile for the foreseeable future. The market price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	ratings changes by any securities analysts who follow our company;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and Common stock market valuations of other technology companies generally;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our Board of Directors or management;

•	sales of large blocks of our Common Stock, including sales by our executive officers, directors and significant stockholders;

•	potential lawsuits threatened or filed against us;

•	short sales, hedging and other derivative transactions involving our Common Stock;

•	general economic conditions in the United States and abroad; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

•
are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act (the “Sarbanes-Oxley Act”);

•
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

•
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) disclosure; and

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

Gross profit was $2,343,137 for the year ended December 31, 2020. This compares to $4,171,372 of gross profit for the year ended December 31, 2019. The gross margin was 11.1% in the year ended December 31, 2020 compared to 14.8% in the year ended December 31, 2019. Approximately 80% of revenue in the year ended December 31, 2020 was from solar installations compared to 77% of revenues in the year ended December 31, 2019. The solar installation represents higher margin installation in comparison to our traditional electrical and data installations which lead to an increase in gross margin. However, the impact of our worksite shutdowns as a result of the COVID-19 pandemic eroded our margins as we were required to remove all material and equipment from our projects. Once our projects were able to resume operations, we incurred additional costs related to remobilizing and training our workforce as well as delivering material and equipment to the respective job sites.

For 2021, we anticipate an increase in revenue over 2020 due to several factors. The sum of our backlog projects is already near $61 million and are anticipated to be completed within twelve to eighteen months. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Therefore, the $61 million in project-based revenue anticipated for the next twelve to eighteen months represents projects that have a high probability for conversion. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of its pipeline projects.

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

OTHER INCOME (EXPENSES) (RESTATED)

Interest expense for the twelve months ended December 31, 2020, was $302,542 compared to $244,068 for the same period of the prior year as a result of increased utilization of our line of credit. We recognized a gain on the forgiveness of the PPP loan of $1,496,468 for the twelve months ended December 31, 2020. The change in fair value of the warrant liability decreased by $975,728 and increased by $2,956,097 for the years ended December 31, 2020 and 2019, respectively.

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

NET LOSS (RESTATED)

The net loss for the year ended December 31, 2020 was $980,056 compared to a net income of $2,528,302 for the year ended December 31, 2019.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Year ended December 31,
	2020 (restated)	2019 (restated)
Net loss	$(980,056)	$2,528,302
Depreciation and amortization	585,690	621,233
Interest expense	302,542	244,068
Change in fair value of warrant liability	975,728	(2,956,097)
Income tax (benefit)	(487,173)	1,104,840
EBITDA	396,731	1,542,346
Other costs(1)	—	273,819
Adjusted EBITDA	396,731	1,816,165
Weighted Average shares outstanding	5,301,471	4,447,681
Adjusted EPS	0.07	0.41

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
iSun, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iSun, Inc. (formerly The Peck Company Holdings, Inc.)(the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Notes 1, 2, 11, 14 and 18 to the financial statements, the accompanying consolidated financial statements as of December 31, 2020 and 2019 for each of the two years in the period ended December 31, 2020 have been restated to correct an error.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY
March 15, 2021, except for the effects of the Restatement disclosed in Notes 1, 2, 11, 14 and 18 which is June 10, 2021

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Balance Sheets
December 31, 2020 and 2019

	2020 (restated)	2019 (restated)
Assets
Current Assets:
Cash	$699,154	$95,930
Accounts receivable, net of allowance	6,215,957	7,294,605
Costs and estimated earnings in excess of billings	1,354,602	1,272,372
Other current assets	214,963	201,326
Total current assets	8,484,676	8,864,233
Property and equipment:
Building and improvements	672,727	672,727
Vehicles	1,199,535	1,283,364
Tools and equipment	508,846	517,602
Solar arrays	6,386,025	6,386,025
	8,767,133	8,859,718
Less accumulated depreciation	(2,647,333)	(2,193,007)
	6,119,800	6,666,711
Other Assets:
Captive insurance investment	198,105	140,875
Investment in GreenSeed Investors, LLC	4,724,444	—
Investment in Solar Partner Projects, LLC	96,052	—
	5,018,601	140,875
Total assets	$19,623,077	$15,671,819
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, includes book overdraft of $1,246,437 and $1,496,695 at December 31, 2020 and 2019, respectively	$4,086,173	$4,274,517
Accrued expenses	172,021	119,211
Billings in excess of costs and estimated earnings on uncompleted contracts	1,140,125	126,026
Due to stockholders	24,315	342,718
Line of credit	2,482,127	3,185,041
Current portion of deferred compensation	28,656	27,880
Current portion of long-term debt	308,394	426,254
Total current liabilities	8,241,811	8,501,647
Long-term liabilities:
Deferred compensation, net of current portion	62,531	88,883
Deferred tax liability	610,558	1,098,481
Warrant liability	1,124,411	148,683
Long-term debt, net of current portion	1,701,495	1,966,047
Total liabilities	11,740,806	11,803,741
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock – 0.0001 par value 200,000 shares authorized, 200,000 and 0 issued and outstanding at December 31, 2020 and December 31, 2019, respectively (Liquidation Value of $5,000,000)	20	—
Common stock – 0.0001 par value 49,000,000 shares authorized, 5,313,268 and 5,298,159 issued and outstanding as of December 31, 2020 and 2019, respectively	531	529
Additional paid-in capital	2,577,359	(2,692,424)
Retained earnings	5,304,361	6,559,973
Total Stockholders’ equity	7,882,271	3,868,078
Total liabilities and stockholders’ equity	$19,623,077	$15,671,819

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2020 and 2019

	2020 (restated)	2019 (restated)

Earned revenue	$21,052,211	$28,221,569
Cost of earned revenue	18,709,074	24,050,197
Gross profit	2,343,137	4,171,372

Warehouse and other operating expenses	684,669	864,359
General and administrative expenses	3,343,895	2,385,900
Total operating expenses	4,028,564	3,250,259
Operating (loss) income	(1,685,427)	921,113

Other expenses

Gain on forgiveness of PPP loan	1,496,468	—
Change in fair value of warrant liability	(975,728)	2,956,097
Interest expense	(302,542)	(244,068)

(Loss) income before income taxes	(1,467,229)	3,633,142
(Benefit) provision for income taxes	(487,173)	1,104,840

Net (loss) income	(980,056)	2,528,302

Net income applicable to preferred stock dividend	(275,556)	—

Net (loss) income available to shares of common stockholders	$(1,255,612)	$2,528,302
Weighted average shares of common stock outstanding
Basic and diluted	5,301,471	4,447,681
Basic and diluted	$(0.24)	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2020 and 2019 (restated)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amounts	Shares	Amounts
Balance as of January 1, 2019	—	$—	3,234,501	$323	552,630	$4,518,085	5,071,038

Cash distributions to shareholders	—	—	—	—	—	(486,414)	(486,414)

Conversion of rights to common shares	—	—	419,450	42	—	—	42

Combination with Peck Electric Co., restated	—	—	1,820,744	182	(3,234,104)	—	(3,233,922)

Shares issued for equity line	—	—	81,263	8	(10,976)	—	(10,968)

Forfeitures	—	—	(257,799)	(26)	26	—	—

Net income, restated	—	—	—	—	—	2,528,302	2,528,302

Balance as of December 31, 2019, restated	—	$—	5,298,159	$529	$(2,692,424)	$6,559,973	$3,868,078

Investment in Green Seed Investors, LLC	200,000	20	—	—	4,999,980	—	5,000,000

Investment in Solar Project Partners, LLC	—	—	—	—	96,052	—	96,052

Preferred stock dividend	—	—	—	—	—	(275,556)	(275,556)

Exercise of warrants	—	—	15,109	2	173,751	—	173,753

Net loss, restated	—	—	—	—	—	(980,056)	(980,056)

Balance as of, December 31, 2020, as restated	200,000	$20	5,313,268	$531	$2,577,359	$5,304,361	$7,882,271

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
(formerly known as The Peck Company Holdings, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020 and 2019

	2020 (restated)	2019 (restated)
Cash flows from operating activities
Net (loss) income	$(980,056)	$2,528,302
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	585,690	621,233
Bad debt expense	164,292	69,000
Gain on forgiveness of PPP loan	(1,496,468)	—
Change in fair value of warrant liabilities	975,728	(2,956,097)
Deferred finance charge amortization	3,073	1,544
(Benefit) provision for deferred income taxes	(487,923)	1,098,481
Changes in operating assets and liabilities:
Accounts receivable	914,356	(5,309,192)
Prepaid expenses	(13,637)	(201,326)
Costs and estimated earnings in excess of billings	(82,230)	(553,388)
Accounts payable	(188,344)	2,778,732
Accrued expenses	52,810	(117,249)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,014,099	(54,601)
Accrued losses on contract in progress	—	(9,128)
Deferred compensation	(25,576)	(27,005)
Net cash provided by (used in) operating activities	435,814	(2,130,694)
Cash flows from investing activities:
Purchase of equipment	(8,121)	(39,612)
Cash surrender value – life insurance	—	224,530
Investment costs	—	(129,142)
Investment in captive insurance	(57,230)	(60,052)
Net cash used in investing activities	(65,351)	(4,276)
Cash flows from financing activities:
Proceeds from line of credit	18,080,985	13,927,654
Payments of line of credit	(18,783,899)	(11,715,137)
Proceeds from long-term debt	—	9,338
Deferred finance charges	—	(21,547)
Payments of long-term debt	(416,143)	(347,356)
Due to stockholders	(318,403)	295,299
Proceeds from PPP loan	1,496,468	—
Proceeds from warrant exercise	173,753	—
Equity line issuance costs	—	(10,968)
Stockholder distributions paid	—	(219,600)
Net cash provided by financing activities	232,761	1,917,683
Net increase (decrease) in cash	603,224	(217,287)
Cash, beginning of year	95,930	313,217
Cash, end of year	$699,154	$95,930
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$293,751	$244,068
Income taxes	750	5,859
Supplemental schedule of non-cash investing and financing activities:
Shares of Preferred Stock issued for investment	$5,000,000	$—
Warrants issued for investment	$96,052	$—
Preferred dividends satisfied with distribution from investment	$275,556	$—
Vehicles purchased and financed	$30,658	$126,793
Shares of Common Stock issued for equity line, at par	$—	$8
Accrued S corporation distributions which have not been paid	$—	$266,814

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

b)	Restatement of Previously Issued Financial Statements (Restated)

The Company has restated its consolidated financial statements as of December 31, 2020, and 2019, for the years ended December 31, 2020 and 2019, as well as the unaudited condensed financial statements as of March 31, 2020 and for the three month period ended March 31, 2020 and 2019, as of June 30, 2020 and 2019 and for the three and six month periods ended June 30, 2020 and 2019 as of September 30, 2020 and 2019 and for the three and nine month periods ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

See Note 2 for additional information regarding the errors identified and the restatement adjustments made to the consolidated financial statements.

c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iSun, Inc. and its wholly owned operating subsidiary, Peck Electric Co. All material intercompany transactions have been eliminated upon consolidation of these entities.

d)	Emerging Growth Company Status

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

e)	Revenue Recognition

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the years ended December 31:

	2020	2019
Solar Operations
Performance obligations satisfied at a point in time	$—	$4,220,000
Performance obligations satisfied over time	$17,354,852	$17,849,945
	$17,354,852	$22,069,945

Electric Operations
Performance obligations satisfied at a point in time	$—	$—
Performance obligations satisfied over time	$2,459,373	$4,962,539
	$2,459,373	$4,962,539

Data and Network Operations
Performance obligations satisfied at a point in time	$—	$—
Performance obligations satisfied over time	$1,237,986	$1,189,085
	$1,237,986	$1,189,085

Total
Performance obligations satisfied at a point in time	$—	$4,220,000
Performance obligations satisfied over time	$21,052,211	$24,001,569
Total	$21,052,211	$28,221,569

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

f)	Accounts Receivable

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

g)	Project Assets

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

Project Asset were $0 for the years ended December 31, 2020 and 2019, respectively.

h)	Property and Equipment

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

i)	Long-Lived Assets

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

l)	Income Taxes

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

m)	Sales Tax

The Company’s accounting policy is to exclude state sales tax collected and remitted from revenues and costs of sales, respectively.

n)	Use of Estimates

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

o)	Recently Issued Accounting Pronouncements

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

p)	Deferred Finance Costs

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

q)	Fair Value of Financial Instruments

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

r)	Debt Extinguishment

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

s)	Segment Information

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

t)	Warrant liability (Restated)

The Company accounts for warrants to acquire shares of Common Stock as liabilities held at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a change in fair value of warrant liabilities in the Company’s consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the warrant liability will be reclassified to additional paid-in capital.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

On May 20, 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants (the “Warrants”) the Company previously issued, the Company’s previously issued financial statements for the Affected Periods (as defined below) should no longer be relied upon. As such, the Company is restating its unaudited and audited financial statements for the Affected Periods.

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

The Affected Periods are the years ended December 31, 2020 and 2019 and the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019 and June 30, 2019.

Impact of the Restatement

The impact of the restatement on the Consolidated Balance Sheet, Statements of Operations and Cash Flows as of and for the year ended December 31, 2020.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$-	$1,124,411	$1,124,411
Additional Paid-in Capital	5,682,139	(3,104,780)	2,577,359
Retained Earnings	3,323,992	1,980,369	5,304,361

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the year ended December 31, 2020 (audited)
Change in fair value of the Warrant Liability	$-	$(975,728)	$(975,728)
Net loss	(4,328)	(975,728)	(980,056)
Net loss per share of Common Stock (basic and diluted)	(0.05)	(0.19)	(0.24)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the year ended December 31, 2020 (audited)
Net loss	$(4,328)	$(975,728)	$(980,056)
Change in fair value of the Warrant Liability	-	975,728	975,728

The impact of the restatement on the Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows as of September 30, 2020 and for the three and nine months ended September 30, 2020.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability	$-	$1,350,530	$1,350,530
Additional Paid-in Capital	5,508,398	(1,350,530)	4,157,868
Retained Earnings	1,650,978	1,790,250	3,441,228

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended September 30, 2020 (unaudited)
Change in fair value of the Warrant Liability	$-	$(819,170)	$(819,170)
Net loss	(515,680)	(819,170)	(1,334,850)
Net loss per share of Common Stock (basic and diluted)	(0.13)	(0.15)	(0.28)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Change in fair value of the Warrant Liability	$-	$(1,201,850)	$(1,201,850)
Net loss	(1,777,342)	(1,201,850)	(2,979,192)
Net loss per shar of Common Stock (basic and diluted)	(0.37)	(0.23)	(0.60)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the nine months ended September 30, 2020 (unaudited)
Net loss	$(1,777,342)	$(1,201,850)	$(2,979,192)
Change in fair value of the Warrant Liability	-	1,201,850	1,201,850

The impact of the restatement on the Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows as of June 30, 2020 and for the three and six months ended June 30, 2020.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of June 30, 2020 (unaudited)
Warrant Liability	$-	$531,360	$531,360
Additional Paid-in Capital	5,508,398	(531,360)	4,977,028
Retained Earnings	2,342,214	2,573,420	4,915,634

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended June 30, 2020 (unaudited)
Change in fair value of the Warrant Liability	$-	$(25,075)	$(25,075)
Net loss	(829,030)	(25,075)	(854,105)
Net loss per share of Common Stock (basic and diluted)	(0.16)	(0.00)	(0.16)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the six months ended June 30, 2020 (unaudited)
Change in fair value of the Warrant Liability	$-	$(382,680)	$(382,680)
Net loss	(1,261,662)	(382,680)	(1,644,342)
Net loss per share of Common Stock (basic and diluted)	(0.24)	(0.07)	(0.31)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Net loss	$(1,261,662)	$(382,680)	$(1,644,342)
Change in fair value of the Warrant Liability	-	382,680	382,680

The impact of the restatement on the Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows as of and the three months ended March 31, 2020.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of March 31, 2020 (unaudited)
Warrant Liability	$-	$506,285	$506,285
Additional Paid-in Capital	412,356	(506,285)	(93,929)
Retained Earnings	3,171,244	2,598,495	5,769,739

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended March 31, 2020 (unaudited)
Change in fair value of the Warrant Liability	$-	$(357,605)	$(357,605)
Net loss	(432,632)	(357,605)	(790,237)
Net loss per share of Common Stock (basic and diluted)	(0.08)	(0.07)	(0.15)

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the three months ended March 31, 2020 (unaudited)
Net loss	$(432,632)	$(357,605)	$(790,237)
Change in fair value of the Warrant Liability	-	357,605	357,605

The impact of the restatement on the Consolidated Balance Sheet, Statements of Operations and Cash Flows as of and for the year ended December 31, 2019.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of December 31, 2019 (audited)
Warrant Liability	$-	$148,683	$148,683
Additional Paid-in Capital	412,356	(3,104,780)	(2,692,424)
Retained Earnings	3,603,876	2,956,097	6,559,973

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the year ended December 31, 2019 (audited)
Change in fair value of the Warrant Liability	$-	$2,956,097	$2,956,097
Net (loss) income	(427,795)	2,956,097	2,528,302
Net (loss) income per share of Common Stock (basic and diluted)	(0.10)	0.67	0.57

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the year ended December 31, 2019 (audited)
Net (loss) income	$(427,795)	$2,956,097	$2,528,302
Change in fair value of the Warrant Liability	-	(2,956,097)	(2,956,097)

The impact of the restatement on the Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows as of September 30, 2019 and for the three and nine months ended September 30, 2019.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 30, 2019 (unaudited)
Warrant Liability	$-	$970,710	$970,710
Additional Paid-in Capital	423,530	(970,710)	(547,180)
Retained Earnings	3,333,762	2,134,070	5,467,832

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended September 30, 2019 (unaudited)
Change in fair value of the Warrant Liability	$-	$289,325	$289,325
Net income	76,155	289,325	365,480
Net income per share of Common Stock (basic and diluted)	0.01	0.06	0.07

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the nine months ended September 30, 2019 (unaudited)
Change in fair value of the Warrant Liability	$-	$2,134,070	$2,134,070
Net (loss) income	(697,909)	2,134,070	1,436,161
Net (loss) income per share of Common Stock (basic and diluted)	(0.17)	0.52	0.35

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the nine months ended September 30, 2019 (unaudited)
Net (loss) income	$(697,909)	$2,134,070	$1,436,161
Change in fair value of the Warrant Liability	-	(2,134,070)	(2,134,070)

The impact of the restatement on the Condensed Consolidated Balance Sheet, Statements of Operations and Cash Flows as of June 30, 2019 and for the three and six months ended June 30, 2019.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of June 30, 2019 (unaudited)
Warrant Liability	$-	$1,260,035	$1,260,035
Additional Paid-in Capital	423,530	(1,260,035)	(836,505)
Retained Earnings	3,257,607	1,844,745	5,102,352

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended June 30, 2019 (unaudited)
Change in fair value of the Warrant Liability	$-	$1,844,745	$1,844,745
Net (loss) income	(995,642)	1,844,745	849,103
Net (loss) income per share of Common Stock (basic and diluted)	(0.28)	0.54	0.24

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the six months ended June 30, 2019 (unaudited)
Change in fair value of the Warrant Liability	$-	$1,844,745	$1,844,745
Net (loss) income	(774,064)	1,844,745	1,070,681
Net (loss) income per share of Common Stock (basic and diluted)	(0.23)	0.55	0.32

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the six months ended June 30, 2019 (unaudited)
Net (loss) income	$(774,064)	$1,844,745	$1,070,681
Change in fair value of the warrant liability	-	(1,844,745)	(1,844,745)

3.	EXCHANGE AGREEMENT/REVERSE MERGER AND RECAPITALIZATION

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

iii.	Purchase option for 390,000 Units was originally sold as part of the IPO. Each Unit has an exercise price of $12.00 per Unit and consists of the following:

○	One share of Common Stock

○	One right to receive one-tenth (1/10) of a share of Common Stock issued upon exercise of the Unit

○	One warrant entitling its holder to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share ($11.50 per whole share).

b)	Earnout

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

4.	EXCHANGE AND SUBSCRIPTION AGREEMENT

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

	December 31, 2020	December 31, 2019
Initial value as of April 22, 2020	$5,000,000	$—
Return of capital	(275,556)	—
Total	$4,724,444	$—

5.	LIQUIDITY AND FINANCIAL CONDITION

In 2020, the Company experienced a net operating loss but positive cash flow from operations. At December 31, 2020, the Company had balances of cash of $699,154 working capital of $242,865 and total stockholders’ equity of $7,882,271 (restated). To date, the Company has relied predominantly on operating cash flow to fund its operations and borrowings from its credit facilities.

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

6.	ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31, 2020	December 31, 2019
Accounts receivable - contracts in progress	$6,206,760	$7,190,412
Accounts receivable - retainage	93,197	188,193
	6,299,957	7,378,605
Allowance for doubtful accounts	(84,000)	(84,000)
Total	$6,215,957	$7,294,605

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

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of December 31, 2020 will be billed and collected within one year. Contract liabilities were as follows at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Billings in excess of costs	$1,140,125	$126,026

7.	CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	December 31, 2020	December 31, 2019
Expenditures to date on uncompleted contracts	$7,764,622	$4,699,855
Estimated earnings thereon	2,178,868	1,409,060
	9,943,490	6,108,915
Less billings to date	(10,867,354)	(5,168,782)
	(923,864)	940,133
Plus under billings remaining on contracts 100% complete	1,138,341	206,213
Total	$214,477	$1,146,346

Included in accompany balance sheets under the following captions:

	December 31, 2020	December 31, 2019
Cost and estimated earnings in excess of billings	$1,354,602	$1,272,372
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,140,125)	(126,026)
	$214,477	$1,146,346

8.	LONG-TERM DEBT

A summary of long-term debt is as follows:

	December 31, 2020	December 31, 2019
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$683,268	$723,230
NBT Bank, National Association, 4.00% interest rate, secured by all business assets, payable in monthly installments of $12,070 through January 2021.	12,050	153,258
NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	246,135	274,476
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	210,475	244,920
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	426,624	474,464
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	80,001	110,413
Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	294,799	333,510

	December 31, 2020	December 31, 2019
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	73,467	98,033
	2,026,819	2,412,304
Less current portion	(308,394)	(426,254)
	1,718,425	1,986,050
Less debt issuance costs	(16,930)	(20,003)
Long-term debt	$1,701,495	$1,966,047

Maturities of long-term debt are as follows:

Year ending December 31:	Amount
2021	$308,394
2022	305,857
2023	265,765
2024	222,606
2025	209,858
Thereafter	714,339
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

9.	LINE OF CREDIT

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

10.	COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount
2021	$162,363
2022	145,561
2023	147,903
2024	150,291
2025	152,310
Thereafter	1,070,016
$1,828,444

11.	FAIR VALUE MEASUREMENTS (RESTATED)

The Public Warrants were traded under the symbol ISUNW and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Value-to-Market Measurement at December 31, 2020	Value-to-Market Measurement at December 31, 2019	Value-to-Market Measurement at June 20, 2019
Risk-free rate	0.214%	1.63%	1.73%
Remaining term in years	3.47	4.47	5.00
Expected volatility	81.0%	67.0%	69.2%
Exercise price	$11.50	$11.50	$11.50
Fair value of Common Stock	$5.95	$2.48	$5.03

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$773,956	$773,956	$-	$-
Private Warrants	350,455	-	-	350,455
	$1,124,411	$773,956	$-	$350,455

		Fair Value Measurement as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$78,000	$78,000	$-	$-
Private Warrants	70,680	-	-	70,680
	$148,680	$78,000	$-	$70,680

The following is a roll forward of the Company’s Level 3 instruments:

Balance, June 30, 2019	$480,035
Fair value adjustment – Warrant liability	(409,355)
Balance, January 1, 2020	$70,680
Fair value adjustment – Warrant liability	279,775
Balance, December 31, 2020	$350,455

12.	EQUITY FINANCINGS

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

13.	UNION ASSESSMENTS

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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

			Contributions For the Years Ended December 31,			Pension Protection Act Zone Status
Multiemployer Pension Plan	Employer Identification Number	Plan Number	2020	2019	Expiration Date of CBA	2020	As of	2019	As of	FIP/RP Status	Surcharge
National Electrical Benefit Fund	53-0181657	1	90,993	131,982	5/31/2022	Green	12/31/2020	Green	12/31/2019	NA	No

14.	PROVISION FOR INCOME TAXES (RESTATED)

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

The provision for income taxes for the year ended December 31, 2020 and 2019 consists of the following:

	2020	2019
Current
Federal	$—	$—
State	750	6,359

Total Current	750	6,359

Deferred
Federal	(369,705)	751,432
State	(118,218)	347,049

Total Deferred	$(487,923)	1,098,481

(Benefit) Provision for Income Taxes	$(487,173)	$1,104,840

The Company’s total deferred tax assets and liabilities at December 31, 2020 are as follows:

	2020	2019
Deferred tax assets (liabilities)
Accruals and reserves	$23,758	$4,157
Net operating loss	812,996	421,940
Total deferred tax assets	836,754	426,097

Property and equipment	(1,447,312)	(1,524,578)
Total deferred tax liabilities	(1,447,312)	(1,524,578)

Net deferred tax asset (liabilities)	$(610,558)	$(1,098,481)

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

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	2020 (restated)	2019 (restated)
Income tax expense at federal statutory rate	$(308,119)	$762,960
Federal taxes on period Company was a flow through entity	—	(220,005)
Paycheck Protection Program tax exempt loan forgiveness	(412,295)	—
Permanent differences	44,816	2,049
Permanent differences for change in fair value of warrants	204,904	(620,781)
Deferred tax expense recorded upon conversion to C-Corp	—	1,134,772
Other adjustments	15,726	—
State and local taxes net of federal benefit	(32,205)	45,845
Income tax expense	$(487,173)	$1,104,840

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

15.	CAPTIVE INSURANCE

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

Summary financial information on NCL as of September 30, 2020 is:

Total assets	$96,020,037
Total liabilities	$46,176,680
Comprehensive income	$8,820,830

NCL’s fiscal year end is September 30, 2020.

	2020	2019
Investment in NCL
Capital	$36,000	$36,000
Cash security	158,785	101,555
Investment income in excess of losses (incurred and reserves)	3,320	3,320
Total	$198,105	$140,875

16.	RELATED PARTY TRANSACTIONS

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

The amounts below include amounts due to/from stockholders as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (2.08% at December 31, 2020).	$24,315	$342,718

17.	DEFERRED COMPENSATION PLAN

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

18.	EARNINGS (LOSS) PER SHARE

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

	Years Ended December 31,
	2020	2019
Numerator:
Net loss	$(980,056)	$2,528,302
Net income applicable to preferred shareholders	(275,556)	—
Net loss available to common stock shareholders	(1,255,612)	2,528,302

	Years Ended December 31,
	2020	2019
Denominator:
Weighted average shares outstanding:
Basic	5,301,471	4,447,681
Diluted	5,301,471	4,447,681

Basic income (loss) per share	(0.24)	0.57
Diluted income (loss) per share	(0.24)	0.57

The Company has contingent share arrangements and warrants arising from the Reverse Merger and Recapitalization, Jensyn’s IPO discussed in Note 3 and the Exchange and Subscription Agreement discussed in Note 4. The potential issuance of additional shares of Common Stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of Common Stock will be issued. These instruments could result in dilution in future periods. As of December 31, 2020, the earnout shares were forfeited. Below is a schedule of the potential share issuances arising from these contingencies that were excluded from the calculations above:

	Years Ended December 31,
	2020	2019
Earnout provision, includes new shares of Common Stock that may be issued to former Peck Electric Co. shareholders	—	898,473
Earnout provision, includes new shares of Common Stock that may be issued to Exit Strategy	—	11,231
Earnout provision, including new shares of Common Stock that may be issued to holders of forfeited and canceled shares	—	257,799
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	2,277,141	2,292,250
Warrants to purchase Common Stock, from Solar Project Partners, LLC. Exchange and Subscription Agreement	275,000	—
Conversion of Preferred Stock to Common Stock from GreenSeed Investors, LLC Exchange and Subscription Agreement	370,370	—

19.	PREFERRED STOCK

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

20.	SUBSEQUENT EVENTS

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

Subsequent to performing that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in internal control over financial reporting related to mistakes in the accounting for the Warrants. Notwithstanding this material weakness, which is further described below, management has concluded that our audited consolidated financial statements included in this Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the years and periods presented herein.

Our internal control over financial reporting did not result in the proper classification of the Warrants, which, due to its impact on the Company’s audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, we determined to be a material weakness. This mistake in classification was brought to our attention when the Staff of the SEC issued the Staff Statement, which addressed certain accounting and reporting considerations related to warrants of a kind similar to the Warrants. In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our remediation plan at this time includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions.

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements described in this Form 10-K/A had not yet been identified.

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
		By Reference	8-K	December 10, 2020

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

21	List of subsidiaries of iSun, Inc.	By Reference	10-K	March 15, 2021

23	Independent Registered Public Accounting Firm’s Consent	Herewith	10-K/A	June 9, 2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-K/A	June 9, 2021

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-K/A	June 9, 2021

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-K/A	June 9, 2021

Item 16.	Form 10-K Summary.

Not applicable