Form 10-Q
period 2021-06-30
ISUN, INC.
filed 2021-08-16
CIK 1634447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Common Stock, Par Value $0.0001
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

The number of shares of the Registrant’s Common Stock outstanding as August 13, 2021 was 9,087,767.

ISUN, INC.

Form 10-Q

iSun, Inc.
Condensed Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020 (Restated)
Assets
Current Assets:
Cash	$20,222,817	$699,154
Accounts receivable, net of allowance	4,057,589	6,215,957
Inventory	1,534,859	-
Costs and estimated earnings in excess of billings	2,611,712	1,354,602
Other current assets	223,647	214,963
Total current assets	28,650,624	8,484,676

Property and Equipment, net of accumulated depreciation	6,145,398	6,119,800
Captive insurance investment	233,487	198,105
Intangible assets	4,007,033	-
Investments	7,620,496	4,820,496
	18,006,414	11,138,401
Total assets	$46,657,038	$19,623,077
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, includes bank overdraft of $0 and $1,246,437 at June 30, 2021 and December 31, 2020, respectively	$2,332,789	$4,086,173
Accrued expenses	82,067	172,021
Billings in excess of costs and estimated earnings on uncompleted contracts	573,653	1,140,125
Due to stockholders	-	24,315
Line of credit	3,518,193	2,482,127
Current portion of deferred compensation	28,656	28,656
Current portion of long-term debt	274,202	308,394
Total current liabilities	6,809,560	8,241,811
Long-term liabilities:
Deferred compensation, net of current portion	47,031	62,531
Deferred tax liability	372,441	610,558
Warrant liability	306,905	1,124,411
Long-term debt, net of current portion	1,519,820	1,701,495
Total liabilities	9,055,757	11,740,806
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock – 0.0001 par value 200,000 shares authorized, 0 and 200,000 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	20
Common stock – 0.0001 par value 49,000,000 shares authorized, 9,087,767 and 5,313,268 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	908	531
Additional paid-in capital	36,803,433	2,577,359
Retained earnings	796,940	5,304,361
Total Stockholders’ equity	37,601,281	7,882,271
Total liabilities and stockholders’ equity	$46,657,038	$19,623,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iSun, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the three and six Months Ended June 30, 2021 and 2020
	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020 (restated)	2021	2020 (restated)

Earned revenue	$4,353,305	$2,770,226	$11,613,962	$6,754,906
Cost of earned revenue	4,988,006	2,765,944	12,129,766	6,434,111
Gross profit	(634,701)	4,282	(515,804)	320,795

Warehousing and other operating expenses	248,883	183,514	432,359	376,456
General and administrative expenses	1,654,859	863,662	3,119,923	1,481,410
Stock based compensation – general and administrative	265,476	-	1,336,384	-
Total operating expenses	2,169,218	1,047,176	4,888,666	1,857,866
Operating loss	(2,803,919)	(1,042,894)	(5,404,470)	(1,537,071)

Other expenses
Change in fair value of the warrant liability	1,079,474	(25,075)	817,506	(382,680)
Interest expense	(50,868)	(65,410)	(87,361)	(146,176)

Loss before income taxes	(1,775,313)	(1,133,379)	(4,674,325)	(2,065,927)
(Benefit) provision for income taxes	(450,888)	(279,274)	(236,567)	(421,585)

Net loss	(1,324,425)	(854,105)	(4,437,758)	(1,644,342)

Preferred stock dividend	-	-	(69,663)	-
Net loss available to shares of common stockholders	$(1,324,425)	$(854,105)	$(4,507,421)	$(1,644,342)

Net loss per share of Common Stock - Basic and diluted	$(0.15)	$(0.16)	$(0.53)	$(0.31)

Weighted average shares of Common Stock - Basic and diluted	9,058,483	5,298,159	8,382,930	5,298,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

iSun, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Additional
	Shares	Amounts	Shares	Amounts	Paid-In Capital	Retained Earnings	Total
Balance as of January 1, 2021-restated	200,000	$20	5,313,268	$531	$2,577,359	$5,304,361	$7,882,271

Registered Direct Offering	-	-	840,000	84	9,584,916	-	9,585,000

Acquisition of iSun Energy, LLC	-	-	300,000	30	2,921,868	-	2,921,898

Exercise of Unit Purchase Option	-	-	133,684	13	(13)	-	-

Redemption of common stock	-	-	(34,190)	(3)	(672,856)	-	(672,859)

Conversion of Preferred Shares	(200,000)	(20)	370,370	37	(17)	-	-

Dividends payable on preferred shares	-	-	-	-	-	(69,663)	(69,663)

Conversion of Solar Project Partners, LLC warrant	-	-	117,376	12	(12)	-	-

Issuance under equity incentive plan	-	-	126,083	12	1,070,896	-	1,070,908

Exercise of options	-	-	100,667	10	149,983	-	149,993

Exercise of warrants	-	-	1,516,938	152	17,444,335	-	17,444,487

Net loss	-	-	-	-	-	(3,113,333)	(3,113,333)

Balance as of March 31, 2021	-	-	8,784,196	878	33,076,459	2,121,365	35,198,702

Exercise of Warrants	-	-	303,571	30	3,461,498	-	3,461,528

Stock based compensation	-	-	-	-	265,476	-	265,476

Net Loss	-	-	-	-	-	(1,324,425)	(1,324,425)

Balance as of June 30, 2021	-	$-	9,087,767	$908	$36,803,433	$796,940	$37,601,281

iSun, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
For the three and six months ended June 30, 2020 (Restated)

	Preferred Stock		Common Stock		Additional
	Shares	Amounts	Shares	Amounts	Paid-In Capital	Retained Earnings	Total
Balance as of January 1, 2020	-	$-	5,298,159	$529	$(2,692,424)	$6,559,973	$3,868,078

Net loss	-	-	-	-	-	(790,237)	(790,237)

Balance as of March 31, 2020	-	-	5,298,159	529	(2,692,424)	5,769,736	3,077,841

Investment in Green Seed Investors, LLC	200,000	20	-	-	4,999,980	-	5,000,000

Investment in Solar Project Partners, LLC	-	-	-	-	96,052	-	96,052

Net loss	-	-	-	-	-	(854,105)	(854,105)

Balance as of, June 30, 2020	200,000	$20	5,298,159	$529	$2,403,608	$4,915,631	$7,319,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

iSun, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2021 and 2020

	2021	2020 (restated)
Cash flows from operating activities
Net loss	$(4,437,758)	$(1,644,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	305,153	310,024
Deferred finance charge amortization	1,540	3,070
Provision (benefit) for deferred income taxes	(238,117)	(422,335)
Stock based compensation	1,336,384	-
Change in fair value of warrant liabilities	(817,506)	382,680
Changes in operating assets and liabilities:
Accounts receivable	2,158,368	161,822
Prepaid expenses	21,653	(12,713)
Inventory	(1,534,859)	-
Costs and estimated earnings in excess of billings	(1,257,110)	631,358
Accounts payable	(1,753,384)	(2,486,285)
Accrued expenses	(89,954)	51,402
Billings in excess of costs and estimated earnings on uncompleted contracts	(566,472)	85,444
Deferred compensation	(15,500)	(23,250)
Net cash used in operating activities	(6,887,562)	(2,963,125)
Cash flows from investing activities:
Purchase of equipment	(330,751)	-
Acquisition of iSun Energy, LLC	(85,135)	-
Acquisition of Oakwood Construction Services, LLC	(1,000,000)	-
Dividend receivable	100,000	-
Investment in captive insurance	(35,382)	(57,230)
Minority investments	(3,000,000)	-
Net cash used in investing activities	(4,351,268)	(57,230)
Cash flows from financing activities:
Proceeds from line of credit	16,642,783	9,523,192
Payments to line of credit	(15,606,717)	(7,482,814)
Proceeds from long-term debt	-	1,487,624
Equity incentive program	149,993	-
Payments of long-term debt	(217,407)	(218,987)
Redemption of shares of Common Stock	(672,859)	-
Due to stockholders	(24,315)	(291,403)
Proceeds from registered direct offering	9,585,000	-
Proceeds from warrant exercise	20,906,015	-
Net cash provided by financing activities	30,762,493	3,017,612
Net increase (decrease) in cash	19,523,663	(2,743)
Cash, beginning of period	699,154	95,930
Cash, end of period	$20,222,817	$93,187
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$86,821	$139,241
Income taxes	$-	$366
Supplemental schedule of non-cash investing and financing activities:
Preferred dividends satisfied with distribution from investment	$69,663	$-
Shares of Common Stock issued for conversion of Solar Project Partners, LLC	$12	$-
Shares of Common Stock issued for exercise of Unit Purchase Option on a cashless basis	$13	$-
Shares of Common Stock issued for conversion of preferred stock	$37	$-
Shares issued for acquisition of iSun Energy, LLC	$2,921,898	$-
Shares of Preferred Stock issued for investment	$-	$5,000,000
Warrants issued for investment	$-	$96,052

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020.

b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iSun, Inc. and its wholly-owned operating subsidiaries, Peck Electric Co and iSun Energy LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

c) Revenue Recognition

The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services.

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of June 30, 2021 and December 31, 2020, the Company had $0 in pre-contract costs classified as a current asset under contract assets on its Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Performance obligations satisfied over time
Solar	$3,516,055	$2,092,228	$9,608,729	$5,322,072
Electric	605,245	482,566	1,494,356	974,206
Data and Network	232,005	195,432	510,877	458,628
Totals	$4,353,305	$2,770,226	$11,613,962	$6,754,906

For the three and six months ended June 30, 2021 and 2020, the Company did not perform any service which the performance obligation was satisfied at a point in time.

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

d) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At June 30, 2021, the uninsured balances were approximately $20.3 million.

e) Income Taxes

Through June 20, 2019 (the date of the completion of the Reverse Merger and Recapitalization between Peck Electric Co. and Jensyn Acquisition Corp, (the Company’s predecessor)) the former Peck Electric Co. had elected to be taxed as an S-Corporation under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to former Peck Electric stockholders. Accordingly, no provision for federal income tax was required. However, the Company did calculate a proforma provision. The provision for income taxes for former Peck Electric Co. was primarily for Vermont minimum taxes. As of the date of the completion of the Reverse Merger and Recapitalization, the Company effectively became a C-Corporation, which changed the level of taxation from the stockholders to the Company. The deferred tax assets and liabilities that arise out of the change of tax status have been recorded to account for the temporary differences that existed on the date of the change resulting in a deferred tax liability of $1,506,362. At June 30, 2021, and December 31, 2020, the deferred tax liability was $372,441 and $610,558, respectively.

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

f) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, goodwill, intangibles, investments, impairment on investments, warranty liability and valuation of deferred tax assets. Actual results could differ from those estimates.

g) Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $770 for the three months ended June 30, 2021 and $1,535 for the three months ended June 30, 2020. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $1,540 and $3,070 for the six months ended June 30, 2021 and June 30 2020, respectively.

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

The contingent provisions of the Assignment Agreement entered into with Oakwood Construction Services and Adani Solar USA, Inc. are considered Level 3 measurements. Given that the probability of such provisions being achieved is highly unlikely, no value was assigned to the contingent provision.

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

k) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $0 at June 30, 2021 and December 31, 2020.

l) Reclassification

Certain reclassifications have been made to prior year’s financial statement to conform to classifications used in the current year.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

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

Impact of the Restatement

The impact of the restatement on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the three months ended June 30, 2020 (unaudited)

Change in fair value of the warrant liability	$-	$(25,075)	$(25,075)
Net loss	(829,030)	(25,075)	(854,105)
Net loss per common share	(0.16)	(0.00)	(0.16)

	As Previously Reported	Adjustments	As Restated
Statement of Operations for the six months ended June 30, 2020 (unaudited)

Change in fair value of the warrant liability	$-	$(382,680)	$(382,680)
Net loss	(1,261,662)	(382,680)	(1,644,342)
Net loss per common share	(0.24)	(0.07)	(0.31)

The impact of the restatement on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the six months ended June 30, 2020 (unaudited)
Net Loss	$(1,261,662)	$(382,680)	$(1,644,342)
Change in fair value of the warrant liability	-	382,680	382,680

3.	LIQUIDITY AND FINANCIAL CONDITION

In the six months ended June 30, 2021, the Company experienced a net operating loss and negative cash flow from operations. At June 30, 2021, the Company had cash on hand of approximately $20.2 million and working capital of approximately $21.8 million. The Company utilized approximately $6.9 million in cash to support operations during the six months ending June 30, 2021. In prior years, the Company has relied predominantly on operating cash flow to fund its operations and borrowings from its credit facilities. For the six months ending June 30, 2021, the Company utilized the proceeds from the registered direct offering and exercise of warrants described below to generate cash flow to support its operations.

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

On June 21, 2021, the Company entered into a Sales Agreement with B. Riley Securities, Inc. as sales agent, pursuant to which the Company may offer and sell, from time to time, through B. Riley shares of Common Stock, par value $0.0001 per share. Upon delivery of a placement notice, and subject to the Company’s instructions in the notice, and the terms and conditions of the Sales Agreement, generally, B. Riley may sell the shares of Common Stock by any method permitted by law deemed to be an “at the market offering.” Shares of Common Stock will be offered and sold pursuant to the Registration Statement, the Base Prospectus that forms a part of such Registration Statement, filed with the SEC on December 4, 2020 and declared effective by the SEC on December 11, 2020 and the Prospectus Supplement 2. On June 22, 2021, the Company filed a Prospectus Supplement with the SEC relating to the offer and sale of up to $39.5 million of Common Stock in the ATM Offering.
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

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	June 30, 2021	December 31, 2020
Accounts receivable - contracts in progress	$4,042,435	$6,206,760
Accounts receivable - retainage	99,154	93,197
	4,141,589	6,299,957
Allowance for doubtful accounts	(84,000)	(84,000)
Total	$4,057,589	$6,215,957

Bad debt expense was $0 for the three and six months ended June 30, 2021 and 2020, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at June 30, 2021 and 2020:
	June 30, 2021	December 31, 2020
Costs in excess of billings	$1,875,411	$216,261
Unbilled receivables, included in costs in excess of billings	736,301	1,138,341
	2,611,712	1,354,602
Retainage	99,154	93,197
Total	$2,710,866	$1,447,799

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of  June 30, 2021 will be billed and collected within one year. Contract liabilities were as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Billings in excess of costs	$573,653	$1,140,125

5.	CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	June 30, 2021	December 31, 2020
Expenditures to date on uncompleted contracts	$4,940,903	$7,764,622
Estimated earnings thereon	983,100	2,178,868
	5,924,003	9,943,490
Less billings to date	(4,622,245)	(10,867,354)
	1,301,758	(923,864)
Plus under billings remaining on contracts 100% complete	736,301	1,138,341
Total	$2,038,059	$214,477

Included in accompany balance sheets under the following captions:

	June 30, 2021	December 31, 2020
Cost and estimated earnings in excess of billings	$2,611,712	$1,354,602
Billings in excess of costs and estimated earnings on uncompleted contracts	(573,653)	(1,140,125)
Total	$2,038,059	$214,477

6.	LONG-TERM DEBT

A summary of long-term debt is as follows:

	June 30, 2021	December 31, 2020
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$662,551	$683,268
NBT Bank, National Association, repaid in January 2021.	-	12,050
NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	231,477	246,135
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	192,678	210,475
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	401,879	426,624
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	64,211	80,001
Various vehicle loans, interest ranging from 0% to 6.99%, total current monthly installments of approximately $8,150, secured by vehicles, with varying terms through September 2025.	195,885	294,799
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	60,731	73,467
	1,809,412	2,026,819
Less current portion	(274,202)	(308,394)
	1,535,210	1,718,425
Less debt issuance costs	(15,390)	(16,930)
Long-term debt	$1,519,820	$1,701,495

Maturities of long-term debt are as follows:

Year ending December 31:	Amount
Remainder of 2021	$132,066
2022	283,465
2023	248,385
2024	221,299
2025	209,858
2026 and thereafter	714,339
$1,809,412

7.	LINE OF CREDIT

The Company has a working capital line of credit with NBT Bank with a limit of $6,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 3.25%. The line of credit is payable upon demand and subject to an annual review in September 2021. The balance outstanding was $3,518,193 and $2,482,127 at June 30, 2021 and December 31, 2020, respectively. Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis. As of June 30, 2021, the Company was not in compliance with the financial covenants but received a waiver of covenant default from NBT Bank.

8.	COMMITMENTS AND CONTINGENCIES

Total rent expense for all of the non-cancelable leases were $49,369 and $5,000 for the three months ended June 30, 2021 and 2020, respectively. Total rent expense for all of the non-cancelable leases above were $110,584 and $17,030 for the six months ended June 30, 2021 and 2020, respectively.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $98,510 and $28,628 for the three months ended June 30, 2021 and 2020, respectively. Total rent expense under short term rental agreements was $196,148 and $116,254 for the six months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Years ending December 31:	Amount
Remainder of 2021	$58,910
2022	145,561
2023	147,903
2024	150,291
2025	152,310
Thereafter	1,070,016
$1,724,991

9.	FAIR VALUE MEASUREMENTS

The Public Warrants were traded under the symbol ISUNW and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at June 30, 2021	Mark-to-Market Measurement at December 31, 2020
Risk-free rate	0.460%	0.214%
Remaining term in years	2.98	3.47
Expected volatility	123.2%	81.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$11.38	$5.95

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$-	$-	$-	$-
Private Warrants	350,455	-	-	350,455

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$773,956	$773,956	$-	$-
Private Warrants	294,500	-	-	294,500

The following is a roll forward of the Company’s Level 3 instruments:

Balance, January 1, 2021	$350,455
Fair value adjustment – Warrant liability	(43,550)
Balance, June 30, 2021	$306,905

The following is a roll forward of the Company’s Level 1 – warrant liability was as follows:

Balance, January 1, 2021	$773,956
Fair value adjustment – Warrant liability	(773,956)
Balance, June 30, 2021	$-

10.	WARRANTS

As of June 30, 2021, the Company received notification that 3,641,018 warrants issued in connection with the Company’s (Jensyn Acquisition Corp.) initial public offering were exercised and 1,820,509 shares of Common Stock were issued in connection with such exercise resulting in cash proceeds to the Company of $20,906,015.

Number of Warrants
Outstanding, beginning January 1, 2021	4,163,926
Granted	-
Exercised	3,641,018
Redeemed	453,764
Outstanding, ending June 30, 2021	69,144

On March 9, 2021, the Company announced its intention to redeem all of its outstanding public warrants to purchase shares of the Company’s Common Stock that were issued under the Warrant Agreement.

On April 12, 2021, the Company redeemed approximately 453,764 Warrants that remained outstanding on the Redemption Date, in accordance with the Public Warrant terms. After the redemption, as of April 12, 2021, the Company had no outstanding public warrants outstanding.

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2022. During the three and six months ended June 30, 2021 and 2020, the Company incurred the following union assessments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Pension fund	$68,690	$67,676	$187,122	$140,846
Welfare fund	230,339	152,234	573,768	366,263
National employees benefit fund	19,365	15,235	53,046	35,753
Joint apprenticeship and training committee	3,522	2,369	15,646	5,210
401(k) matching	34,409	19,502	55,407	19,502
Total	$356,325	$257,016	$884,989	$567,574

12.	PROVISION FOR INCOME TAXES

In connection with the closing of the Reverse Merger and Recapitalization, the Company’s tax status changed from an S-corporation to a C-corporation. As a result, the Company is responsible for Federal and State income taxes and must record deferred tax assets and liabilities for the tax effects of any temporary differences that exist on the date of the change. When push down accounting does not apply as part of a business combination, U.S. GAAP requires the effect of the change in tax status to be recognized in the financial statements and the effect is included in income (loss) from continuing operations. The Company recorded deferred income tax expense and a corresponding deferred tax liability of $1,098,481 as of and for the year ended December 31, 2019, of which $1,506,362 was recorded at the time of conversion to a C-corporation (see note 1 (e) income taxes). For the year ended December 31, 2020 the Company recorded deferred income tax benefit of $487,923 and had a net deferred tax liability of $610,558.

The Reverse Merger and Recapitalization between Jensyn Acquisition Corp. and Peck Electric Co. on June 20, 2019 caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. The Company recognized tax net operating losses which it expects to fully utilize over time subject to annual limitations as set forth in the Internal Revenue Code.

The provision for income taxes for June 30, 2021 and 2020 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Current
Federal	$-	$-	$-	$-
State	800	-	1,550	750
Total Current	800	-	1,550	750

Deferred
Federal	(342,249)	(211,671)	(180,424)	(320,108)
State	(109,439)	(67,603)	(57,693)	(102,227)
Total Deferred	(451,688)	(279,274)	(238,117)	(422,335)

Benefit from Income Taxes	$(450,888)	$(279,274)	$(236,567)	$(421,585)

The Company’s total deferred tax assets and liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Deferred tax assets (liabilities)
Accruals and reserves	$23,966	$23,758
Net operating loss	2,051,743	812,996
Total deferred tax assets	2,075,709	836,754

Property and equipment	(2,289,120)	(1,447,312)
Stock-based compensation	(159,030)	-
Total deferred tax liabilities	(2,448,150)	(1,447,312)

Net deferred tax asset (liabilities)	$(372,441)	$(610,558)

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of June 30, 2021 and December 31, 2020. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none as of June 30, 2021 and December 31, 2020, respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax (benefit) expense at federal statutory rate	$(372,816)	$(238,010)	$(981,608)	$(433,845)
Permanent differences	45,725	16,373	229,515	103,798
Non-deductible goodwill and other intangible	-	-	833,399	-
Other adjustments	-	19,101	-	19,101
State and local taxes net of federal benefit	(123,797)	(76,738)	(317,873)	(110,639)
Total	$(450,888)	$(279,274)	$(236,567)	$(421,585)

13.	CAPTIVE INSURANCE

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. Premiums paid totaled $214,510 and $189,958 for the six months ending June 30, 2021 and the year ended December 31, 2020, respectively. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2020 is:

Total assets	$96,020,037
Total liabilities	$46,176,680
Comprehensive income	$8,820,830

NCL’s fiscal year end is September 30, 2020.

	June 30, 2021	December 31, 2020
Investment in NCL
Capital	$36,000	$36,000
Cash security	194,167	158,785
Investment income in excess of losses (incurred and reserves)	3,320	3,320
Total	$233,487	$198,105

14.	RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At June 30, 2021 and December 31, 2020, the amount owed of $45,400 and $73,000, respectively, is included in the “due to stockholders” as there is a right to offset.
In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At June 30, 2021 and December 31, 2020, the amounts due of $38,530 and $602,463, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At June 30, 2021 and December 31, 2020, the amounts owed of $90,552 and $286,964, respectively, are included in the “due to stockholders” as there is a right to offset.

The Company was an S-corporation through June 20, 2019 and as a result, the taxable income of the Company is reported on each stockholder’s tax returns and each stockholder are taxed individually. As a result, the Company has accrued a distribution for taxes of $6,622 at June 30, 2021 and December 31, 2020, respectively, to the former stockholders of Peck Electric Co. for the period during which the Company was an S-corporation, which is included in the “due to stockholders” value below.

The aforementioned transactions netted to $0 and $24,315 as of June 30, 2021 and December 31, 2020 respectively.

15.	DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155,000, the net present value of which is $75,687. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of June 30, 2021 and December 31, 2020 and recorded in the statement of operations when incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Earnout provision, includes new shares of common stock to be issued to former Peck Electric Co. shareholders	-	898,473	-	898,473
Earnout provision, includes new shares of Common Stock that may be issued to Exit Strategy	-	11,231	-	11,231
Earnout provision, including new shares of Common Stock that may be issued to holders of forfeited and canceled shares	-	257,799	-	257,799
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000	429,000	429,000
Private warrants to purchase Common Stock, from Jensyn’s IPO	34,572	2,292,250	34,572	2,292,250
Warrants to purchase Common Stock, from Solar Project Partners, LLC. Exchange and Subscription Agreement	-	275,000	-	275,000
Conversion of Preferred Stock to Common Stock from GreenSeed Investors, LLC Exchange and Subscription Agreement	-	370,370	-	370,370
Unvested restricted stock awards	160,667	-	160,667	-
Unvested options to purchase Common Stock	201,334	-	201,334	-
Totals	825,573	4,534,123	825,573	4,534,123

17.	PREFERRED STOCK

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

Options

As of June 30, 2021, the Company has 201,333 non-qualified stock options outstanding to purchase 201,333 shares of Common Stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $1.49 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.7 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 187.94%, b) term of 2 years, c) risk free rate of 0.13% and d) a dividend yield of 0%.

	Six Months Ended June 30, 2021
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2021	-	$-
Granted	302,000	$1.49
Exercised	100,667	$1.49
Outstanding, ending June 30, 2021	201,333	$1.49
Exercisable at June 30, 2021	-	$-

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

During the three months ended June 30, 2021 and 2020, the Company charged a total of $0.1 million and $0, respectively, to operations to recognize stock-based compensation expense. During the six months ended June 30, 2021 and 2020, the Company charged a total of $0.6 million and $0, respectively, to operations to recognize stock-based compensation expense. Unamortized stock-based compensation expense for stock options is $0.1 million. As of June 30, 2021, the Company had $1.0 million in unrecognized stock-based compensation expense related to 160,667 restricted stock awards, which is expected to be recognized over a weighted average period of less than three years. All units are expected to vest.

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

In the three months ended June 30, 2021 and 2020, stock-based compensation expense of $0.1 million and $0, respectively was recognized for the January 2021 RSGA. In the six months ended June 30, 2021 and 2020, stock-based compensation expense of $0.7 million and $0, respectively was recognized for the January 2021 RSGA.

Stock-based compensation, excluding the January 2021 RSGA, related to employee and director options totaled $0.1 and $0 for the three months ended June 30, 2021 and 2020, respectively. Stock-based compensation, excluding the January 2021 RSGA, related to employee and director options totaled $0.5 and $0 for the six months ended June 30, 2021 and 2020, respectively.

On February 25, 2021, the stockholders approved an amendment to the 2020 Equity Incentive Plan increasing the available shares of Common Stock to 1,000,000 shares of Common Stock.

19.	ACQUISITION

iSun Energy, LLC

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

At June 30, 2021, the amount of $3,007,033 is included as an Intangible Asset. The Company deemed the acquisition an asset acquisition in as much as the acquired assets consisted primarily of the iSun brand and know-how and contained no other business processes. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is 10 years.

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

Under the Assignment, iSun Utility will purchase the Project IP from Adani and Oakwood for total consideration of $2.7 million, with $1.0 million due immediately and the remaining $1.7 million contingent upon the achievement of certain milestones, as described in this paragraph. The Assignment provides that iSun Utility will acquire all membership interests in Hartsel Solar, LLC (“Hartsel”), and through this transaction iSun Utility will acquire all rights to Hartsel’s in-process solar project (the “Hartsel Project”). Upon Hartsel achieving certain milestones, iSun Utility will pay to Adani $0.7 million to secure equipment previously purchased allowing for safe harbor of the 30% ITC and an additional amount of $1.0 million for key development milestones. The contingent provisions of the Assignment Agreement entered into with Oakwood Construction Services and Adani Solar USA, Inc. are considered Level 3 measurements. Given that the probability of such provisions being achieved is highly unlikely, no value was assigned to the contingent provision.

At June 30, 2021, the amount of $1,000,000 is included as an Intangible Asset. The Company deemed the acquisition an asset acquisition in as much as the acquired assets consisted primarily of the know-how and contained no other business processes. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is 10 years.

20.	INVESTMENTS

Investments consist of:
	June 30, 2021	December 31, 2020
GreenSeed Investors, LLC	$4,524,444	$4,724,444
Investment in Solar Project Partners, LLC	96,052	96,052
Investment in Gemini Electric Mobility Co.	2,000,000	-
Investment in NAD Grid Corp. d/b/a AmpUp	1,000,000	-
Total	$7,620,496	$4,820,496

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

Pursuant to the Exchange Agreement, the Company subscribed for 500,000 Units of Class B Preferred Membership units of GSI in exchange for 200,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). In addition to the investment by GSI in the Preferred Shares, GSI obtained additional capital contributions which valued the Units at $10.00 per Unit. As the Company acquired 500,000 Units, the market transactions were utilized as a Level 1 fair value instruments in determining the valuation of the investment. As of April 22, 2020, the fair value of the investment in GSI was $5,000,000. Separately, the Company subscribed for and purchased 100,000 Units of SPP in exchange for the issuance by the Company of a Warrant to acquire 275,000 shares of the Company’s Common Stock at an exercise price of $15.00 per share. As of June 30, 2021, the warrant was converted to 117,376 shares of Common Stock on a cashless basis.

The Exchange Agreement provides that as long as the dividend payment on the Preferred Shares in each calendar quarter is equal to the aggregate distribution with respect to the GSI Units, such payments and distributions shall be offset and neither GSI nor the Company need to make any cash payments to the other. For the three months ended June 30, 2021, the Company received a return of capital from GSI in the amount of $100,000. The dividend receivable of $100,000 is included in other current assets as of June 30, 2021.

The Company granted to GSI the right to repurchase up to 400,000 (in tranches of 50,000) of the Units at a valuation of $10.00 per Unit totaling $4,000,000.

The Company granted to GSI registration rights with respect to the Preferred Shares, the Warrant, and the Common Stock underlying the Warrant.

The GSI and SPP investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of GSI and SPP, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. No net appreciation or depreciation in fair value of the investments was recorded during the year ended June 30, 2021, as there were no observable price changes.

Gemini and AmpUp

On March 18, 2021, the Company made a minority investment of $1,500,000 in Gemini Electric Mobility Co. (“Gemini”) utilizing a Simple Agreement for Future Equity.

On March 18, 2021, the Company made a minority investment of $1,000,000 in Nad Grid Corp (“AmpUp”) utilizing a Simple Agreement for Future Equity. On May 6, 2021, the Company made an additional minority  investment of $500,000 in AmpUp.

The Gemini and AmpUp investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. These investments are minority investments intended to support electric vehicle infrastructure development. The Company has no control in these entities. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. At June 30, 2021, the equity investment for Gemini and AmpUp was $2,000,000 and $1,000,000, respectively. No net appreciation or depreciation in fair value of the investments was recorded during the six months ending June 30, 2021, as there were no observable price changes.

21.	STOCK REDEMPTION

On January 25, 2021, the Company purchased 34,190 shares of Common Stock from certain executives at $19.68, which was the 5-day average of the closing prices for the Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding January 22, 2021, for a total of approximately $673,000. Upon redemption, the shares of Common Stock were retired.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and 2020 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, impairment on investment, goodwill, intangibles, revenue recognition utilizing a cost to cost method, allowances for uncollectible accounts, warrant liability and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three months ended June 30, 2021 and 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of June 30, 2021 and 2020.

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

Warranty Liability

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

REVENUE AND COST OF EARNED REVENUE

For the three months ended June 30, 2021, our revenue increased 57.1% to $4.4 million compared to $2.8 million for the three months ended June 30, 2020. Cost of earned revenue for the three months ended June 30, 2021, was 78.6% higher at $5.0 million compared to $2.8 million for the three months ended June 30, 2020. Our revenue increased in comparison to the same period in the prior year as we continue to execute on our regional expansion strategic plan. However, our overall margin was negatively impacted by project overruns due to the residual impact of the COVID-19 pandemic. Our out of state project expenses exceeded the original estimated expenses related to materials and labor which negatively impacted margin.

Gross profit was ($0.6) million for the three months ended June 30, 2021. This compares to $0.0 million of gross profit for the three months ended June 30, 2020. The gross margin was (14.6%) in the three months ended June 30, 2021 compared to 0.0% in the three months ended June 30, 2020. The gross margin for the quarter was impacted by the significant material issue on one of our out of state projects. Material that did not meet the design requirements of the solar array were delivered directly to the job site that occurred in the first quarter. Our quality control team identified the issue at inspection and notified our procurement group. Our procurement team was able to find replacement material that did not require a change to the design but did require material modification on previously installed equipment which resulted in additional material handling expenses, material modification expenses and labor expense. Due to the nature of the material issue, we were required to make the necessary changes without additional revenue to offset the unplanned expenses. The project was originally estimated to be complete in the first quarter but required some additional expenditures in the three months ended June 30, 2021 to meet our customer requirements. In addition, project profitability has been impacted by the current labor market shortage as we have deployed alternative methods of acquiring labor which is significantly higher than our internal rates.

For 2021, we anticipate an increase in revenue over 2020 due to several factors. The sum of our backlog projects are already near $76.8 million and are anticipated to be completed within twelve to eighteen months. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Therefore, the $76.8 million in project-based revenue anticipated for the next twelve to eighteen months represents projects that have a high probability for conversion. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of its pipeline projects.

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2021 expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Connecticut, Massachusetts, Maine, New Hampshire, Maryland and Tennessee.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore have not historically incurred significant selling and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $1.7 million for the three months ended June 30, 2021, compared to $0.9 million for the three months ended June 30, 2020. As a percentage of revenue, G&A expenses increased to 38% in the three months ended June 30, 2021 compared to 31% in the three months ended June 30, 2020. In total dollars, G&A expense increased primarily due to added expenses related to conducting a Special Meeting of Shareholders, 2020 Annual Meeting and 2021 Annual Meeting compared to the three months ended June 30, 2020. In January 2021, we acquired iSun Energy LLC which resulted in an increase in G&A. The iSun Energy LLC acquisition is intended to be accretive, however there was no revenue recognized as part of the acquisition during the second quarter of 2021.

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

STOCK-BASED COMPENSATION EXPENSES

During the three months ended June 30, 2021 we incurred $0.3 million in total non-cash stock-based compensation expense compared to $0 for the same period in the prior year.

We entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Chief Operating Officer Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2021 (the January 2021 RSGA). All shares issuable under the January 2021 RSGA are valued as of the grant date at $6.15 per share. For the three months ended June 30, 2021 and 2020, stock-based compensation expense of $0.3 million and $0, respectively, was recognized for the January 2021 RSGA.

Stock-based compensation, excluding the January 2021 RSGA, related to employee and director options totaled $0 and $0 for the three months ended June 30, 2021 and 2020, respectively.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended June 30, 2021, was $50,868 compared to $65,410 for the same period of the prior year as a result of decreased utilization of our line of credit.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the three months ended June 30, 2021 was 34.0% and June 30, 2020 was 25.2%. The proforma effective tax rate for the three months June 30, 2021 was 21.0% and June 30, 2020 was 27.72%. Please see the rate reconciliation in FN 12 for an explanation of the effective tax rate.

NET LOSS

The net loss for the three months ended June 30, 2021 was $1.8 million compared to a net loss of $0.8 million for the three months June 30, 2020.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

REVENUE AND COST OF EARNED REVENUE

For the six months ended June 30, 2021, our revenue increased 71.9% to $11.6 million compared to $6.8 million for the six months ended June 30, 2020. Cost of earned revenue for the six months ended June 30, 2021, was 88.5% higher at $12.1 million compared to $6.4 million for the six months ended June 30, 2020. Our revenue increased in comparison to the same period in the prior year as we continue to execute on our regional expansion strategic plan. However, our overall margin was negatively impacted by project overruns due to the residual impact of the COVID-19 pandemic. Our out of state project expenses exceeded the original estimated expenses related to materials and labor which negatively impacted margin.

Gross profit was ($0.5) million for the six months ended June 30, 2021. This compares to $0.3 million of gross profit for the six months ended June 30, 2020. The gross margin was (0.4%) in the six months ended June 30, 2021 compared to 0.5% in the six months ended June 30, 2020. The gross margin in the first quarter was impacted by a significant material issue on one of our out of state projects. Material that did not meet the design requirements of the solar array were delivered directly to the job site. Our quality control team identified the issue at inspection and notified our procurement group. Our procurement team was able to find replacement material that did not require a change to the design but did require material modification on previously installed equipment which resulted in additional material handling expenses, material modification expenses and labor expense. Due to the nature of the material issue, we were required to make the necessary changes without additional revenue to offset the unplanned expenses. In addition, we had several job site shutdowns impact varying projects due to the COVID-19 pandemic. In addition, project profitability has been impacted by the current labor market shortage as we have deployed alternative methods of acquiring labor which is significantly higher than our internal rates.

For 2021, we anticipate an increase in revenue over 2020 due to several factors. The sum of our backlog projects is already near $76.8 million and is anticipated to be completed within twelve to eighteen months. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Therefore, the $76.8 million in project-based revenue anticipated for the next twelve to eighteen months represents projects that have a high probability for conversion. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of its pipeline projects.

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

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $3.1 million for the six months ended June 30, 2021, compared to $1.5 million for the six months ended June 30, 2020. As a percentage of revenue, G&A expenses increased to 26.9% in the six months ended June 30, 2021 compared to 21.9% in the six months ended June 30, 2020. In total dollars, G&A expense increased primarily due to added expenses related to conducting a Special Meeting of Shareholders, 2020 Annual Meeting and 2021 Annual Meeting compared to the three months ended June 30, 2020. In January 2021, we acquired iSun Energy LLC which resulted in an increase in G&A. The iSun Energy LLC acquisition is intended to be accretive, however there was no revenue recognized as part of the acquisition during the second quarter of 2021.

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

STOCK-BASED COMPENSATION EXPENSES

During the six months ended June 30, 2021 we incurred $1.3 million in total non-cash stock-based compensation expense compared to $0 for the same period in the prior year.

We entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Chief Operating Officer Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2021 (the January 2021 RSGA). All shares issuable under the January 2021 RSGA are valued as of the grant date at $6.15 per share. For the six months ended June 30, 2021 and 2020, stock-based compensation expense of $1.3 million and $0, respectively, was recognized for the January 2021 RSGA.

Stock-based compensation, excluding the January 2021 RSGA, related to employee and director options totaled $0.5 and $0 for the six months ended June 30, 2021 and 2020, respectively.

OTHER INCOME (EXPENSES)

Interest expense for the six months ended June 30, 2021, was $87,361 compared to $146,176 for the same period of the prior year as a result of decreased utilization of our line of credit.

INCOME (BENEFIT)TAX EXPENSE

The US GAAP effective tax rate for the six months ended June 30, 2021 was 5.1% and June 30, 2020 was 25.2%. The proforma effective tax rate for the six months June 30, 2021 was 21.0% and June 30, 2020 was 27.72%. Please see the rate reconciliation in FN 12 for an explanation of the effective tax rate.

NET LOSS

The net loss for the six months ended June 30, 2021 was $4.9 million compared to a net loss of $1.6 million for the six months June 30, 2020.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(1,324,425)	$(854,105)	$(4,437,758)	$(1,644,342)
Depreciation and amortization	169,328	155,012	305,153	310,024
Interest expense	50,868	65,410	87,361	146,176
Stock based compensation	(1,079,474)		1,336,384
Change in fair value of warrant liability	265,476	25,075	(817,506)	382,680
Income tax (benefit)	(450,888)	(279,274)	(236,567)	(421,585)
EBITDA	(2,369,115)	(887,882)	(3,762,933)	(1,227,047)

Adjusted EBITDA	(2,369,115)	(887,882)	(3,762,933)	(1,227,047)

Weighted Average shares outstanding	9,058,483	5,298,159	8,382,930	5,298,159

Adjusted EPS	(0.26)	(0.17)	(0.45)	(0.23)

LIQUIDITY AND CAPITAL RESOURCES

We had $20.2 million in unrestricted cash at June 30, 2021, as compared to $0.7 million at December 31, 2020.

As of June 30, 2021, our working capital surplus was $21.8 million compared to a working capital surplus of $0.25 million at December 31, 2020. On January 8, 2021, we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses.

We believe that the aggregate of our existing cash and cash equivalents, including our working capital line of credit, shelf registration and equity line of capital, will be sufficient to meet our operating cash requirements until at least June 30, 2022.

As of July 23, 2021, we have approximately $20.7 million in cash availability. During the six months ended June 30, 2021, we received cash proceeds of approximately $20.9 million from the exercise of our Public Warrants and an additional approximately $9.6 million from the registered direct offering. The available funds will support the execution of our approximate $76.8 million in backlog. We believe the backlog is executable within the next twelve to eighteen months which would support our transition back to profitability in 2021.

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

Cash flow used in operating activities was $6.9 million for the six months ended June 30, 2021, compared to $3.0 million of cash used by operating activities in the six months ended June 30, 2020. The decrease in cash provided by operating activities was primarily the result of the decrease in accounts payable of $1.8 million, inventory of $1.5 million, and costs in excess of earnings of $1.2 million.

Net cash used in investing activities was $4.4 million for the six months ended June 30, 2021, compared to $0.06 million used in the six months ended June 30, 2020. This increase was related to the minority investments in Gemini Electric Mobility Co. and NAD Grid Corp. d/b/a AmpUp.

Net cash provided by financing activities was $30.8 million for the six months ended June 30, 2021 compared to $3.0 million of cash provided by financing activities for the six months ended June 30, 2020. The cash flow provided by financing activities consisted of $1.2 million of borrowings from the line of credit, $20.9 million from warrants exercised and $9.6 million from a registered direct offering.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls which is evidenced by the warrant valuation issue. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibits Index
Exhibit No.	Description	Included	Form	Filing Date
2.1(a)	Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	8-K	March 1, 2019

2.1(b)	First Amendment to Share Exchange Agreement, dated as of February 26, 2019, by and among Jensyn Acquisition Corp., Peck Electric Co. and the stockholders of Peck Electric Co.	By Reference	DEFM14A	June 3, 2019

2.2	Membership Interest Purchase Agreement dated as of November 3, 2017 among Jensyn Acquisition Corp., BAE Energy Management, LLC, Victor Ferreira and Karen Ferreira.	By Reference	8-K	November 9, 2017

2.3	Share Exchange Agreement by and among Jensyn Acquisition Corp., Oneness Global and the Stockholders of Oneness Global	By Reference	10-Q	August 20, 2018

2.4	Exchange and Subscription Agreement, dated April 22, 2020, among The Peck Company Holdings, Inc., GreenSeed Investors, LLC and Solar Project Partners, LLC	By Reference	8-K	April 28, 2020

2.5	Agreement and Plan of Merger, dated January 19, 2021, by and among iSun Energy LLC and iSun, Inc. and Peck Mercury, Inc.	By Reference	8-K	January 25, 2021

3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	March 10, 2016

3.1(a)	Amendment to Amended and Restated Certificate of Incorporation dated March 6, 2018.	By Reference	8-K	March 6, 2018

3.1(b)	Amendment to Amended and Restated Certificate of Incorporation dated June 4, 2018.	By Reference	8-K	June 8, 2018

3.1(c)	Amendment to Amended and Restated Certificate of Incorporation dated August 29, 2018.	By Reference	8-K	September 4, 2018

3.1(d)	Amendment to Amended and Restated Certificate of Incorporation dated January 2, 2019.	By Reference	8-K	January 3, 2019

3.1(e)	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2020

3.1(f)	Certificate of Merger filed with the Delaware Secretary of State dated January 19, 2021	By Reference	8-K	January 25, 2021

3.1(g)	First Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock of iSun, Inc.	By Reference	8-K	February 26, 2021

3.2	Bylaws	By Reference	S-1	November 23, 2015

4.1	Specimen Unit Certificate.	By Reference	S-1	November 23, 2015

4.2	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.3	Specimen Right Certificate.	By Reference	S-1	November 23, 2015

4.4	Specimen Warrant Certificate.	By Reference	S-1	November 23, 2015

4.5	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.6	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.7	Unit Purchase Option, dated March 7, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

4.8	Rights Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.9	Warrant, dated April 22, 2020, issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2020

4.10	Promissory Note, dated January 13, 2020, issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.11	Paycheck Protection Program Note and Disbursement Authorization, dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.12	Amendment No. 1 to Warrant Agreement, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.13	Notice of Redemption, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.14	Form of Securities Purchase Agreement, dated January 8, 2021 between The Peck Company Holdings, Inc. and certain investors	By Reference	8-K	January 12, 2021

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4(a)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jeffrey Raymond.	By Reference	8-K	March 10, 2016

10.4(b)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Rebecca Irish.	By Reference	8-K	March 10, 2016

10.4(c)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Raymond.	By Reference	8-K	March 10, 2016

10.4(d)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Peter Underwood.	By Reference	8-K	March 10, 2016

10.4(e)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Philip Politziner.	By Reference	8-K	March 10, 2016

10.4(f)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Joseph Anastasio.	By Reference	8-K	March 10, 2016

10.4(g)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Richard C. Cook.	By Reference	8-K	March 10, 2016

10.4(h)	Letter Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.5	Investment Management Trust Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(a)	Amendment No 1 to Investment Management Trust Agreement dated as of March 6, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.5(b)	Amendment No 2 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	June 8, 2018

10.5(c)	Amendment No 3 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	August 29, 2018

10.5(d)	Amendment No 4 to Investment Management Trust Agreement dated as of March 2, 2018 between Jensyn Acquisition Corp and Continental Stock Transfer & Trust Company.	By Reference	8-K	January 3, 2019

10.6	Stock Escrow Agreement, dated March 2, 2016, among Jensyn Acquisition Corp., the Initial Stockholders identified therein and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

10.7	Registration Rights Agreement, dated March 2, 2016, among Jensyn Acquisition Corp. and the Investors identified therein.	By Reference	8-K	March 10, 2016

10.8	Form of Indemnity Agreement.	By Reference	S-1	November 23, 2015

10.9	Administrative Services Agreement, dated December 1, 2014, by and between Jensyn Acquisition Corp. and Jensyn Integration Services, LLC	By Reference	S-1	November 23, 2015

10.10	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC.	By Reference	8-K	March 10, 2016

10.11	Private Units Purchase Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Jensyn Capital, LLC.	By Reference	8-K	March 10, 2016

10.12	Letter Agreement, dated June 11, 2015, between Jensyn Acquisition Corp. and Corinthian Partners, LLC.	By Reference	S-1	November 23, 2015

10.13	Form of Rights of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1	November 23, 2015

10.14	Joinder Agreement dated November 11, 2016 executed by Stewart Martin.	By Reference	10-K	March 27, 2017

10.15	Form of Guaranty of Funding dated March 7, 2017 issued by Insiders	By Reference	10-K	March 27, 2017

10.16	Letter Agreement dated as of January 31, 2018 among Jensyn Acquisition Corp., Victor Ferreira and Karen Ferreira.	By Reference	10-K	March 29, 2018

10.17	Promissory Note dated March 6, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	May 21, 2018

10.18	Promissory Note dated June 22, 2018 issued to Jensyn Capital, LLC	By Reference	10-Q	August 20, 2018

10.19	Second Original Discount Promissory Note dated March 7, 2019 issued to Riverside Merchant Partners, LLC	By Reference	8-K	March 14, 2019

10.20	Voting Agreement dated March 7, 2019 among Riverside Merchant Partners, LLC and the shareholders that are a signatory thereto	By Reference	8-K	March 14, 2019

10.21	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-K	April 14, 2020

10.22	Business Loan Agreement, dated January 13, 2020 between Peck Electric Co. and NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.23	Commercial Guaranty, dated January 13, 2020, issued by Jeffrey Peck to NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.24	2020 Equity Incentive Plan	By Reference	S-8	October 28, 2020

10.25
Lease Agreement, dated December 7, 2020, between Peck Electric Co. and Unsworth Properties, LLC as agent for Meach, LLC, 306 West Indian, LLC, Cooper Two, LLC, Trek Communities, LLC, Masthead, LLC and Stephen and Shona Unsworth
		By Reference	8-K	December 10, 2020

10.26	Placement Agent Agreement, dated January 8, 2021, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	8-K	January 12, 2021

10.27	Stockholder Lockup Agreement between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.28	Officer Agreement between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.29	Consulting Agreement between The Peck Company Holdings, Inc. and Renewz Sustainable Solutions, dated January 19, 2921	By Reference	8-K	January 25, 2021

10.30	Irrevocable Proxy between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.31	Purchase and Sale Agreement, dated April 6, 2021, by and between Peck Electric Co. and Nedde Real Estate, LLC	By Reference	8-K	April 8, 2021

10.32	Assignment Agreement by and among Adani Solar USA, Inc., Oakwood Construction Services, Inc. and iSun Utility, LLC, dated April 6, 2021	By Reference	8-K	April 8, 2021

10.33	Sales Agreement, dated June 21, 2021, between iSun, Inc. and B. Riley Securities, Inc.	By Reference	8-K	June 22, 2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August 2021.

iSUN, INC.

	By:	/s/ Jeffrey Peck

Jeffrey Peck

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ John Sullivan

John Sullivan

Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated: August 16, 2021