Form 10-K
period 2021-12-31
ISUN, INC.
filed 2022-04-15
CIK 1634447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2021 was $66.4 million.

The number of shares of the Registrant’s Common Stock outstanding as April 13, 2022 was 13,951,640.

SUMMARY RISK FACTORS

Investing in our shares of Common Stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•
If there is a subsequent wave of the coronavirus pandemic (COVID-19) it will likely impact general market and economic conditionsand is likely to have a material adverse effect on our business and results of operations.

•	We operated at a loss in 2021 and 2020, and cannot predict when we will achieve profitability.

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

These risks and uncertainties include but are not limited to:

•	the potential impact of a subsequent wave of the COVID-19 pandemic on our business;

•	our limited operating history;

•	our ability to raise additional capital to meet our objectives;

•	our ability to compete in the solar power industry;

•	our ability to sell solar power systems;

•	our ability to arrange financing for our customers;

•	government incentive programs related to solar energy;

•	our ability to increase the size of our company and manage growth;

•	our ability to acquire and integrate other businesses;

•	disruptions to our supply chain from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;

•	our ability or inability to attract and/or retain competent employees;

•	relationships with employees, consultants, customers, and suppliers; and

•	the concentration of our business in one industry in limited geographic areas;

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

On January 19, 2021, we completed a business combination (the “Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy”). The Business Combination was an acquisition treated as a merger and reorganization and iSun Energy became a wholly owned subsidiary of The Peck Company Holdings, Inc. Following the business combination, we changed our name to iSun, Inc. (the “Company”).

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood is a utility-scale solar EPC company and a wholly-owned subsidiary of Adani. The Project IP includes all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

On September 8, 2021, iSun, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, iSun Residential Merger Sub, Inc., a Vermont corporation (the “Merger Sub”) and wholly-owned subsidiary of iSun Residential, Inc., a Delaware corporation (“iSun Residential”) and wholly-owned subsidiary of the Company, SolarCommunities, Inc., d/b/a SunCommon, a Vermont benefit corporation (“SunCommon”), and Jeffrey Irish, James Moore, and Duane Peterson as a “Shareholder Representative Group” of the holders of SunCommon’s capital stock (the “SunCommon Shareholders”), pursuant to which the Merger Sub  merged with and into SunCommon (the “Merger”) with SunCommon as the surviving company in the Merger and SunCommon became  a wholly-owned subsidiary of iSun Residential. The Merger was effective on October 1, 2021.

We now conduct all of our business operations exclusively through our direct and indirect wholly-owned subsidiaries, iSun Residential, Inc., SolarCommunities, Inc. iSun Industrial, LLC, Peck Electric Co., Liberty Electric, Inc., iSun Utility, LLC, iSun Energy, LLC and iSun Corporate, LLC.

We are one of the largest solar energy services and infrastructure deployment companies in the country and are expanding across the United States. Our services include solar, storage and electric vehicle infrastructure, development and professional services, engineering, procurement, and installation. We uniquely target all solar markets including residential, commercial, industrial and utility scale customers.

Prior to becoming a public company, we were a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. Our core values were and still are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, our Chief Executive Officer, has applied such core values to expand into the solar industry. Today, we are guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives.

The world recognizes the need to transition to a reliable, renewable energy grid in the next 50 years. States from Vermont to Hawaii are leading the way in the U.S. with renewable energy goals of 75% by 2032 and 100% by 2045, respectively. California committed to 100% carbon-free energy by 2045. The majority of the other states in the U.S. also have renewable energy goals, regardless of current Federal solar policy. We are a member of Renewable Energy Vermont, an organization that advocates for clean, practical and renewable solar energy. We intend to use near-term incentives to take advantage of long-term, sustainable energy transformation with a commitment to the environment and to our shareholders. Our triple bottom line, which is geared towards people, environment, and profit, has always been our guide since we began installing renewable energy and we intend that it remain our guide over the next 50 years as we construct our energy future.

We primarily provide services to solar energy customers for projects ranging in size from several kilowatts for residential loads to multi-megawatt systems for commercial, industrial and utility projects. To date, we have installed over 400 megawatts of solar systems since inception and are focused on profitable growth opportunities. We believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. As a result of the completion of the Reverse Merger and Recapitalization, we have now opened our family company to the public market as part of our strategic growth plan. We are expanding across the United States to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

We manage our business through our construction operations and offer our EPC services and products consisting of solar, electrical and data installations. Approximately 88% of our revenue is derived from our solar EPC business, approximately 11% of revenue is derived from our electrical and data business and approximately 1% of revenue is currently derived from recurring revenue of Company-owned solar arrays. Recently our growth has been derived by increasing our solar customer base starting in 2013 and by continuing to serve the needs of existing electrical and data customers. We have installed some of the largest commercial and utility-scale solar arrays in the State of Vermont. Our union crews are expert constructors, and union access to an additional workforce makes us ready for rapid expansion to other states while maintaining control of operating costs. The skillset provided by our workforce is transferrable among our service offerings depending on current demand.

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

Consummation of the Business Combinations

On January 19, 2021, we completed a business combination (the “iSun Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy”). The Business Combination was an acquisition treated as a merger and reorganization and that iSun Energy, LLC became a wholly owned subsidiary of The Peck Company Holdings, Inc. Immediately prior to the iSun Merger Agreement, we changed our name to iSun, Inc.

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood is a utility-scale solar EPC company was a wholly-owned subsidiary of Adani. The Project IP includes all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

On September 8, 2021, we entered into an Agreement and Plan of Merger (the “SunCommon Merger Agreement”) by and among the Company, iSun Residential Merger Sub, Inc., a Vermont corporation (the “Merger Sub”) and wholly-owned subsidiary of iSun Residential, Inc., a Delaware corporation (“iSun Residential”) and wholly-owned subsidiary of the Company, SolarCommunities, Inc., d/b/a SunCommon, a Vermont benefit corporation (“SunCommon”), and Jeffrey Irish, James Moore, and Duane Peterson as a “Shareholder Representative Group” of the holders of SunCommon’s capital stock (the “SunCommon Shareholders”), pursuant to which the Merger Sub merged with and into SunCommon (the “SunCommon Merger”) with SunCommon as the surviving company in the Merger and SunCommon became  a wholly-owned subsidiary of iSun Residential. The SunCommon Merger was effective on October 1, 2021.

We now conduct all of our business operations exclusively through our wholly owned subsidiaries, iSun Residential, Inc., SolarCommunities, Inc. iSun Industrial, LLC, Peck Electric Co., Liberty Electric, Inc., iSun Utility, LLC, iSun Energy, LLC and iSun Corporate, LLC.

Market Overview

We believe that domestic solar capacity and production will experience explosive growth over the short (through 2035) and long (2050) terms. Both short-term and long-term solar production estimates by research groups vary, however even the most conservative estimates project significant growth in domestic solar deployment through 2035 and again through 2050. Current domestic production is estimated at 100GW, and services only 3% of the rapidly growing US electricity demand. According to an October 2021 US DOE Solar Futures Studyi, absent any concerted policy efforts towards decarbonization, domestic solar capacity is projected to increase by 700% by 2050. Modest decarbonization efforts such as those incorporated in the current administration’s ‘Build Back Better’ plan would require cumulative solar deployment to increase much more significantly from current levels - 100 GW serving ~3% of US electricity demand in 2021  to 760-1000 GW serving 37-42% by 2035, an increase of 1150%, according to Solar Power World. The International Energy Agency (IEA) projects 270 GW of domestic solar capacity by 2026 – nearly 3x the current domestic production levels. As incentives increase and technology costs fall, the EIA also predicts renewables could account for nearly 60 percent of capacity additions through 2050. S&P Global Market Intelligence’s projections are significantly more aggressive, projecting that domestic production will achieve 87% of the IEA’s 2050 projection within the next 5 yearsii.

We agree with the conclusions of the aforementioned reports suggesting that broader decarbonization initiatives involving the decarbonization of the broader U.S. energy system through large-scale electrification of buildings, transportation, and industry will have an impact on both supply (solar deployment) and demand (electricity consumed). The EIA forecasts electricity demand growth owing to electrification of fuel-based building demands (e.g., heating), vehicles, and industrial processes of 30% from 2020 to 2035, and an additional 34% increase in energy demand from 2035 to 2050.

While these efforts will further accelerate growth, iSun also concurs with the conclusions of these reports that domestic solar capacity and production will grow regardless of legislative efforts supporting the aforementioned decarbonization efforts. Each report concludes that decarbonization efforts occurring within specific geographic markets and select industries are already underway and are driving demand for additional domestic solar capacity accordingly:

Targeted High-Value Geographic Markets: These markets offer:

1.)	A higher internal rate of return (“IRR”) on solar investments,
2.)	statewide legislation promoting decarbonization efforts that will in-turn increase electricity demand,
3.)	high concentrations of consumers who are proactively taking steps towards decarbonization by electrifying their homes, appliances, small businesses, and automobiles,
4.)	utilities with a favorable composition of interconnection requests and transmission and distribution capacity.

Targeted Rapidly Growing Industry Sectors: The anticipated widespread adoption of electric vehicles such as the United States  will dramatically change the landscape for domestic energy consumption and production. Mercedes, Ford, and General Motors have all committed to moving to electric or EV hybrid platforms within the decade, ensuring that by 2035, it will be difficult – if not impossible – for consumers to purchase a new car with an internal combustion engine. The average electric vehicle requires 30 kilowatt-hours to travel 100 miles - essentially the same amount of electricity an average American home uses each day. This will have a profound impact on electricity demand across each segment of the marketplace. Overnight, household electricity demand could double for the average American 2-car family. As widespread EV adoption begins to accelerate, consumers will begin looking for ways to reduce their electric bills, increasing demand for household solar solutions. Although consumer behaviors may change with EV adoption…expectations will not. Consumers will still expect that they will be able to recharge their cars quickly and easily at the places they most often frequent. This will in turn prompt commercial enterprises small and large to also look for ways to manage such expectations at reasonable costs. Expectations will be even greater at destination locations such as hotels, municipal facilities, or even remote trailheads or parks, prompting asset owners and municipalities to explore scalable solutions that may not be able to be addressed on-site. And of course, all this activity will in turn be met with an increase in electricity demand, prompting utilities to begin exploring ways of rapidly increasing their capacity.

Strategy

iSun is uniquely positioned in the marketplace to address the generational opportunity presented by automotive electrification and decarbonization. iSun’s Solar Platform serves the evolving energy needs and increased energy demands presented by automotive electrification and decarbonization within of each segment of the solar marketplace. Our:

1.	Residential solar brand, SunCommon: Supports EV purchases with at-home charging, promotes residential solar + storage installation, and provides other smart home energy upgrades.
2.
Commercial Division: Supports EV fleet and workplace charging adoption, promotes solar projects at the workplace to help employers and businesses provide for their customers and employees, and future-proof their energy costs.

3.
Industrial & Municipal Solar Division: Enables municipalities, destination locations, and communities and/or dwellings where on-site or roof-top installation may not be a viable option to adopt EV charging and solar solutions via resilient microgrid and community solar projects.

4.	Utility Solar Division: Helps utilities meet increased demand and upgrade their infrastructure to with utility-scale solar projects and resources.

i US Residential PV Customer Acquisition Costs and Trends, Woods Mackenzie Power & Renewables, October 2021 (Connelly, White). Page 5
ii Solar Power World Reference.

Some of the customer needs that will result from automotive electrification and decarbonization are agnostic to scale and will be universal across all segments. A customer-centric organization, iSun has created cross-division service teams to proactively address these needs. iSun’s:

1.	EV Charging Services provides proprietary, solar-powered charging hardware and software solutions that enable grid-tied or off-grid EV charging.
2.
Development and Professional Services provide solar developers with an a la carte menu of services they can use to help accelerate the development process, and more quickly bring their projects on-line, all without having to scale their operation.

3.
Solar Installation, Operations and Management Services incorporates iSun’s expertise as one of the largest solar contractors into a comprehensive suite of services solar asset owners can use to keep their arrays operating at peak performance levels.

Because we provide services to each segment of the marketplace, our Solar Platform enables us to adapt to the evolving range of customer demand and energy innovations resulting from decarbonization and vehicle electrification.

Customer Acquisition: iSun’s growth and new customer acquisition strategies are unique to each division.

Residential: SunCommon values high-touch customer service capabilities that foster long-term customer relationships. Our focus ideally suits the contemporary market environment, where recent technologies like EV charging, energy storage and grid management are arriving early and often. The rapid pace of these deployments mean consumers will be looking to enhance their systems more regularly, increasing long-term customer value. We can cultivate and maintain these relationships at an exceptionally low cost. SunCommon reported new customer acquisition costs of $0.36/w for the 12 months ending December 31, 2021.

Commercial: With the addition of an external sales and marketing efforts through the SunCommon acquisition, we are able to leverage this function and support the expansion of our commercial operations. We have historically worked with existing customers and used those long-standing relationships to attract new and repeat customers. As we grow into new geographic areas, we can continue to add commercial projects to our pipeline through a concentrated sales and marketing effort.

Industrial: We continue to experience organic growth from our established relationships with national developers requesting development and EPC services. Additionally, we have made strategic investments in entities capable of providing a robust pipeline of industrial-scale EPC projects. On November 24, 2021, iSun entered into a Membership Unit Purchase agreement (the “MUPA”) with Encore Redevelopment LLC (“Encore”) in exchange for a fully diluted 9.1% ownership interest in Encore. The investment provides for collaboration opportunities across Encore’s robust project pipeline, which is expected to double over the course of the next 12 months with the capital infusion. Additionally, the transaction provides insights into new prospective geographic markets, which can be used to inform iSun’s geographic growth strategy for its Residential and Commercial divisions.

Utility: With the acquisition of Oakwood Construction Services intellectual property, we were able to expand our utility-scale capabilities to include EPC as well as our development and professional services. Unlike EPC services, development and professional services occur prior to the commencement of construction and are not contingent upon a project proceeding to construction status. Development and professional services not only enhance cash-flows and margins on a month-to-month basis, but also afford us the rights to construction services for each project that proceeds to construction, effectively transforming the lead generation funnel for iSun’s Utility Division into a revenue generator instead of an expense. Immediate success of this strategy is demonstrated by contracts for  development and professional services work on 566MW of solar projects across 4 project sites across the US.

Ancillary Markets

Our capabilities allow for expansion into high-growth adjacent markets. We began operations as a traditional electric contractor and hold a wide range of capabilities to install electric equipment for a variety of end uses. Today, these core capabilities have developed our business in solar array installation, traditional electric, and data services. We can deploy these capabilities to other large, rapidly growing clean/renewable end market within each segment; namely electric vehicle (“EV”) charging stations, data centers, energy storage and other markets. The rapid proliferation of EV charging stations has followed the shift in auto sales to electronic vehicles, and the EV charging market is expected to expand to over $30 billion by 2024 with a CAGR of 40% over the 5-year period. Energy storage measured by megawatts expanded by 44% year-over-year in 2018 and is projected to grow into a $4.7 billion market by 2024. Both markets represent adjacent, high growth expansion opportunities for us, and both require minimal investment of resources, infrastructure or capital spend given its complementary nature to our existing capabilities.

Employees

As of March 31, 2022, we employed approximately 325 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

We have direct access to unionized labor, which provides a unique advantage for growth, because workforce resources can be scaled efficiently utilizing local labor unions in other states to meet specific project needs in other states without increasing fixed labor costs for us.

Financing

To promote sales, we assist customers in obtaining financing options. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not yet directly provide financing, we have relationships to arrange financing with numerous private and public sources, including SunLight, the Vermont State Employees Credit Union, which offers VGreen financing to maximize solar investment savings.

We believe it is best for customers to own their own systems, but some customers prefer not to own their systems. We also have the ability to arrange financing with third parties through power purchase agreements and leases for our customers.

Suppliers

We purchase solar panels, inverters and materials directly from multiple manufacturers and through distributors. We intend to further coordinate purchases across all business segments and to optimize supply relationships to realize the advantages of greater scale.

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

Customers

Historically, the majority of our revenue came from commercial and industrial solar installations ranging in size from 100 kilowatts to 10 megawatts. In 2021, we expanded our capabilities to serve customers across the residential, commercial, industrial and utility markets. We expanded our services based on customer demand to include development and professional services, engineering, procurement, installation, storage, monitoring and electric vehicle infrastructure support.

In 2021, approximately 61% of our revenue were in commercial and industrial solar projects, approximately 28% of revenues were generated by residential installations and, 11% of our revenue were from our electrical and data contracts. Approximately 83% of our revenue in 2020 were generated by commercial and small utility solar projects. Approximately 0.5% of revenues were generated by residential installations in 2020. We expect that these percentages will vary from year to year.

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

Technology and Intellectual Property

Generally, the solar EPC business is not dependent on intellectual property. We did acquire the intellectual property of Oakwood Construction Services, LLC which provides proprietary capabilities for development and execution of large utility scale solar projects at a significant value to our customers.

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

Government Incentives

Federal, state and local government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of solar energy systems to promote solar energy in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and exclusion of solar energy systems from property tax assessments. These incentives enable iSun to lower the price it charges customers to own or lease, our solar energy systems, helping to catalyze customer acceptance of solar energy as an alternative to utility-provided power.

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

Environmental, Social and Corporate Governance

Governance and Strategic Overview

In 2022, iSun is building upon its historic foundation of environmentally and socially responsible business by formalizing an enterprise-level ESG strategy.  This strategy will be overseen by an ESG Executive Committee and guided by the Corporate Governance Committee on the Board of Directors.  Our governance efforts have included developing and publishing a core set of policies that speak to our position on and approach to a range of environmental, social, and governance issues.  Through a stakeholder engagement process and iSun employee interviews, we have identified a set of material issues that are critical to both our business and to our key stakeholders. As such, we have developed policies and are implementing initiatives related to climate change and environmental stewardship, diversity, equity and inclusion (DEI), labor management and human rights, and stakeholder engagement. We are also formalizing and implementing a Business Code of Conduct as well as a Supplier Code of Conduct.

Our strategic plan is designed to mitigate the risks and capitalize on the opportunities associated with these issues, with an explicit focus on aligning our commercial goals and impact aspirations to drive both shareholder and broader stakeholder value.  This strategy will be guided by cross-functional working groups comprised of leaders from across the company and will have explicit goals, key performance indicators (KPIs), and timelines for implementing the initiatives that address each issue.

iSun will be focused on integrating, aligning, and scaling the impact programs developed over the years by SunCommon, our recently purchased subsidiary, which is a certified Public Benefit Corporation and recognized leader in the B-Corp world of socially responsible business.

iSun is currently in compliance with all ESG-related requirements of the SEC and of Nasdaq including the Board Diversity Disclosure Matrix provided below.

iSun, Inc. Board Diversity Matrix

Total Number of Directors : 5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part 1: Gender Identity
Directors	1	4	0	0

Part 2: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latin	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	1	4	0	0
Two or more Races/Ethnicities	0	0	0	0
LGBTQ+	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	0

Risks and Opportunities

Climate change, and its associated issues like emissions, energy management, waste, and water management – have been identified as critical to our social mission and the concerns of our commercial customers, employees, and investors.  Our mission to accelerate the world’s transition from dirty to clean energy can only be achieved if we are also decarbonizing our own operations and supply chains.  We will be setting long-term goals on climate change and these associated environmental issues after we conduct our first enterprise Greenhouse Gas (GHG) accounting exercise to determine our scopes 1, 2, and 3 emissions.

Human capital, and diversity, equity, and inclusion (DEI), have been identified as critical to our long-term success and social impact aspirations.  Human capital has become an increasingly important topic for investors and society at large. It is also integral to the long-term success of our business as we rely heavily on our installation teams and the union members we employ. In turn, we will be ramping up our focus on workforce development and upward mobility opportunities for our employees, advancing work opportunities for diverse and at-risk populations, as well as supporting economic inclusion within our supply chains through a minority-owned business procurement program.

Governance and corporate transparency, both internally and externally, is another core risk and opportunity to address.  Our revamped ESG governance structure and utilization of the ESG project management platform, ESGProgram.io, will ensure alignment and integration of these efforts across the iSun enterprise.  An internal and external ESG communications plan will also ensure our intentions, efforts, and outcomes are well understood by our external stakeholders and greater operational alignment with our internal teams.  Lastly, we will be providing ESG education to our executive leaders and Board to ensure they can actively contribute to the success of our ESG strategy.

Climate Change and Human Capital Management

Climate change and human capital management are two leading ESG issues across industries.  From investor expectations to SEC disclosure regulations, climate risk management and human capital management have emerged as the two most critical issues from a stakeholder and general public perspective.

Our objectives for climate change include measuring and reducing our emissions, waste, and water, enhancing our operational climate risk resilience, and developing service offerings that support the climate risk resilience of our customers.  We will be setting long-term climate change goals, KPI’s, and timelines for achievement, as well as reporting our progress in a 2022 Task Force for Climate-Related Financial Disclosures (TCFD) report.

Our objectives for human capital management include increasing the diversity of our workforce and procurement partners, creating upward mobility opportunities for diverse employees and field staff, as well as increasing the visibility and importance of the Trades in the communities we live and work.  We will be setting long-term human capital goals, KPI’s, and timelines for achievement, as well as reporting our progress in 2022 with the relevant metrics from the Sustainable Accounting Standards Boards (SASB).

Commitments

We will be implementing our enterprise ESG strategic plan across our operations.  As our cross-functional working groups get up and running, we will begin our enterprise GHG emissions assessment and develop the internal infrastructure for consistent ESG data collection.  All material issues will be overseen by their relevant functional leaders and will have explicit and quantified goals, KPI’s, and timelines for achievement.  We will be reporting on our progress throughout the year, culminating in a ESG report and complete with a Sustainable Accounting Standards Boards (SASB) and Task Force for Climate-related Financial Disclosures (TCFD) reports.  Our progress will be actively communicated externally on our website and in governance documents to ensure full visibility into our ESG intentions, efforts, and results.

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

The impact of a subsequent wave of the coronavirus pandemic (COVID-19) on general market and economic conditions has yet to be determined and if it occurs it is likely to have a material adverse effect on our business and results of operations.

As of the date of this Annual Report on Form 10-K, the coronavirus pandemic (COVID-19) has resulted in widespread disruption to capital markets and general economic and business climate. For the year ending December 31, 2021, we experienced significant disruption to our supply chain, instability in material pricing and labor shortages due to the long-term impact of COVID-19. On March 16, 2020, in response to intensifying efforts to contain the spread of COVID-19, we temporarily limited access to headquarters and began implementing remote work environments for our employees. On March 25, 2020, we closed our headquarters and advised all employees to work remotely until more guidance is provided. On August 1, 2020, we reopened our headquarters on a limited basis with the proper workplace safety protocols in place while allowing all employees to continue remote work at their discretion. We continue to monitor the outbreak of COVID-19 to help ensure the health and safety of our associates and our customers. We are also continuing to communicate with our suppliers regarding the flow of product and potential temporary effects on our supply chain. On June 14, 2021, Vermont Governor Phil Scott removed all COVID-19 restrictions and Vermont’s State of Emergency expired on June 15, 2021. Given the dynamic nature of these circumstances, the duration of business disruption and the related financial affect cannot be reasonably estimated at this time. The extent to which COVID-19 affects our results, or those of our suppliers, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions and related costs to contain or treat it, among others.

Risks Related to Our Financial Position and Capital Requirements

We operated at a loss in 2021 and 2020 and cannot predict when we will achieve profitability.

Our management believes that achieving profitability will depend in large part on our ability to increase market share in our existing market segments and expand our geographic foot print  and to consummate synergistic acquisitions. No assurance can be given that we will achieve profitably or that we will have adequate working capital to meet our obligations as they become due.

Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting as required to be implemented by Section 404 of the Sarbanes-Oxley Act of 2002.

We are currently subject to Section 404 of the Sarbanes-Oxley Act of 2002 and are required to provide management’s attestation on internal controls. Our management has identified control deficiencies and the need for a stronger internal controls environment relating to the financial statement close process. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2021. Although our management has taken significant steps to remediate this weakness, our management can give no assurance yet that all the measures it has taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures and internal control over financial reporting or that any other material weaknesses or restatements of financial results will not arise in the future. We plan to take additional steps to remedy this material weakness. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in the future, we will not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

We may require substantial additional funding which may not be available to it on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to achieve growth of our operations.

The Company was not profitable in 2021 and 2020. In order to grow our operations, we may increase our spending for our operating expenses, capital expenditures and acquisitions.

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

As of December 31, 2021, a vast majority of our total solar installations were in the Northeast. Our management expects our near-term future growth to occur throughout the Eastern United States, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

We may not realize the anticipated benefits of completed and future acquisitions, and integration of these acquisitions may disrupt our business and management.

We have acquired and, in the future, we may acquire companies, project pipelines, products or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of these acquisition  and any acquisition has numerous risks. These risks include the following:

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

Prior to June 20, 2019, we were considered to be a “shell company” under Rule 405 of Regulation C of the Securities Act. A “shell company” is a company with either no or nominal operations or assets, or assets consisting solely of cash and cash equivalents. In order to rely on the resale exemption provided by Rule 144, certain requirements must be met, including that the Company is current in the filings required by the Securities Exchange of 1934, as amended. Because shareholders may not be able to rely on an exemption for the resale of their securities other than Rule 144, they may not be able to easily re-sell our securities in the future and could lose their entire investment as a result. See “Shares Eligible For Future Sale – Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies”.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are required to provide management’s attestation on internal controls effective December 31, 2021. However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Anti-takeover provisions contained in our Third Amended and Restated Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s Third Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our Board of Directors. These provisions include:

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding Common Stock. Any provision of our Third Amended and Restated Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

Risks Related to Offerings and Ownership of Our Common Stock

The issuance of our Common Stock related to the Exchange and Subscription Agreement may be dilutive.

The Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) dated April 22, 2020 with GreenSeed Investors, LLC, a Delaware limited liability company (“GSI”), and Solar Project Partners, LLC, a Delaware limited liability company (“SPP”). Under the terms of the Exchange Agreement, the shares of Preferred Stock are convertible into shares of Common Stock. The shares of Preferred Stock were converted into 370,370 shares of Common Stock on February 22, 2021. In addition, on February 9, 2021 warrants issued to GSI to purchase shares of Common Stock were exercised on a cashless basis. An aggregate of 117,376 shares of Common Stock were issued in connection with such exercise. The issuance of our Common Stock pursuant to the Form S-3 Registration Statement) may cause dilution and could cause the price of our Common Stock to fall.

The issuance of our Common Stock pursuant to the Form S-3 Registration Statement may cause dilution and could cause the price of our Common Stock to fall.

A substantial majority of the outstanding shares of our Common Stock and exercisable options are freely tradable without restriction or further registration under the Securities Act of 1933, as amended.

The Company filed an S-3 Registration Statement which was declared effective by the SEC on December 11, 2020. The Registration Statement contains a Base Prospectus, which covers the offering, issuance and sale by iSun of up to $50,000,000 in the aggregate of our shares of Common Stock from time to time in one or more offerings.

Pursuant to a direct offering pursuant to the S-3 Registration Statement the Company sold an aggregate of 840,000 shares of Common Stock and received aggregate gross proceeds of approximately $10,500,000 to the Company. The Company entered into a Sales Agreement dated September 30, 2021 as amended (the “Sales Agreement”),  with B Riley Capital  (the “Agent”).  Pursuant to the Sales Agreement, iSun may offer and sell from time to time up to an aggregate of $39,500,000 of shares of Common Stock (the “Placement Shares”) through the Agent. Sales of the Placement Shares pursuant to the Sales Agreement, may be made in sales deemed to be “at the market offerings” (“ATM”) as defined in Rule 415 promulgated under the Securities Act. The Agent will act as sales agent and will use commercially reasonable efforts to sell on iSun’s behalf all of the Placement Shares requested to be sold by iSun, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and iSun. As of March 31, 2022, B. Riley has sold an aggregate of 2,735,056 shares of Common Stock in  ATM offerings and the Company has received aggregate gross proceeds of approximately $18.3 million.

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

As of December 31, 2021, we had a working capital of $1.3 million, net of non-cash liabilities, and had a net loss of $6.9 million for the year ended December 31, 2021. We may utilize proceeds from the sale of shares in ATM offerings to fund our business and operations. The extent that we rely on the Shelf Registration as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. After the sale of shares in a registered direct offering for a purchase price of $10.5 million and sales in ATM offerings of an aggregate purchase price of $18.3 million through March 31, 2022, the Company has the potential   to generate approximately $21.2 million in gross proceeds from additional offerings.

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

Our management has broad discretion over the use of the net proceeds from our sale of shares of Common Stock under the Sales Agreement with B Riley Financial, LLC., you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management has broad discretion as to the use of the net proceeds from our sale of shares of Common Stock under the Sales Agreement with B Riley Financial, LLC and we could use them for purposes other than those contemplated at the time of commencement of the offerings. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Our Third Amended and Restated Certificate of Incorporation authorizes us to issue shares of blank check preferred stock, and issuances of such preferred stock, or securities convertible into or exercisable for such preferred stock, may result in immediate dilution to existing stockholdersg.

If we raise additional funds through future issuances of preferred stock or debt securities convertible into preferred stock, our stockholders could suffer significant dilution, and any new preferred stock or debt securities that we issue could have rights, preferences and privileges superior to those of holders of shares of Common Stock. Although we have no present plans to issue any additional shares of preferred stock, in the event that we issue additional shares of our preferred stock, or securities convertible into or exercisable for such preferred stock , the holders of Common Stock will be diluted. We may choose to raise additional capital using such preferred stock or debt securities because of market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

As of March 31, 2022, our directors, executive officers and holders of more than 5% of our equity securities, together with their affiliates, beneficially own approximately40% of our outstanding shares of Common Stock. As a result, these stockholders have significant influence to determine the outcome of matters submitted to our stockholders for approval, including the ability to control the election of our directors, amend or prevent amendment of our Third Amended and Restated Certificate of Incorporation or Bylaws or effect or prevent a change in corporate control, merger, consolidation, takeover or other business combination. In addition, any sale of a significant amount of our Common Stock held by our directors, executive officers and principal stockholders, or the possibility of such sales, could adversely affect the market price of our Common Stock. Our management’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our Common Stock price or prevent our stockholders from realizing any gains from our Common Stock.

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

We leased space and occupy 6,250 square feet of office space and 6,750 square feet of warehouse space at 400 Avenue D, Suite 10, Williston, VT 05495. Solar Communities, Inc. our indirect wholly-owned subsidiary leases 8,640 square feet of office space and 5,360 square feet of warehouse space in Waterbury, Vermont and 15,000 square feet of warehouse space, 10,000 square feet of shop space and 5,000 square feet of office space in Rhinebeck, New York. We believe that this space is sufficient to meet our current needs across all business segments.

Item 3.	Legal Proceedings.

On January 27, 2022, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont entitled Sassoon Peress and Renewz Sustainable Solutions, Inc. v. iSun, Inc. alleging various claims including breach of contract, defamation, and unjust enrichment. The Company was granted an extension to plead to Plaintiffs’ Amended Complaint to April 29, 2022. The Company plans to vigorously contest the litigation. It is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate or range of potential loss.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on Nasdaq under the symbol “ISUN.” The last reported sale price of our Common Stock on April 13, 2022 on Nasdaq was $4.10 per share

Holders of Common Stock.

On April 13, 2022, we had 10,138 registered holders of record of our Common Stock.

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

After installing more than 400 megawatts of solar energy, we believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. As a result of the completion of our business combination transaction with Jensyn Acquisition Corp. (“Jensyn”) on June 20, 2019, pursuant to which we acquired Peck Electric Co. (the “Reverse Merger and Recapitalization”), we have now opened our company to the public market as part of our strategic growth plan. We are expanding across the Northeastern U.S. to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

We have a three-pronged growth strategy that includes (1) organic expansion across the Northeastern United States, (2) conducting accretive merger and acquisition transactions to expand geographically, and (3) investing into company-owned solar assets.

On January 19, 2021, we completed a business combination (the “Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy”). The Business Combination was an acquisition treated as a merger and reorganization and iSun Energy became a wholly owned subsidiary of The Peck Company Holdings, Inc. Immediately prior to the Merger Agreement, we changed our name to iSun, Inc.

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood is a utility-scale solar EPC company and a wholly-owned subsidiary of Adani. The Project IP includes all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

On September 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, iSun Residential Merger Sub, Inc., a Vermont corporation (the “Merger Sub”) and wholly-owned subsidiary of iSun Residential, Inc., a Delaware corporation (“iSun Residential”) and wholly-owned subsidiary of the Company, SolarCommunities, Inc., a Vermont benefit corporation (“SunCommon”), and Jeffrey Irish, James Moore, and Duane Peterson as a “Shareholder Representative Group” of the holders of SunCommon’s capital stock (the “SunCommon Shareholders”), pursuant to which the Merger Sub merged with and into SunCommon (the “Merger”) with SunCommon as the surviving company in the Merger and SunCommon became a wholly-owned subsidiary of iSun Residential. The Merger was effective on October 1, 2021.

With the filing of our Form S-3 Registration Statement on December 4, 2020, we have the ability to access the capital markets up to $50,000,000 in aggregate to support our statement growth strategy. The access to capital accelerates our growth process and allows us to continue our expansion plans into new territories, aggressively pursue accretive merger and acquisition transactions and continue investing in our company-owned solar assets which now consist of the product offerings of iSun Energy LLC. As of March 31, 2022, there is currently approximately $21.2 million in gross proceeds potentially available for additional sales pursuant to the Registration Statement as we received aggregate gross proceeds of approximately $10.5 million from a sale of Common Stock in  a Registered Direct Offering and gross proceeds of approximately $6.8 million through ATM offerings.

In February 2021, SolarCommunities, Inc, our indirect wholly-owned subsidiary, was fortunate to obtain a loan under the CARES Act Payroll Protection Program (“PPP”) of $2,000,000. The loan allowed us to maintain our workforce during the shutdown caused by the COVID-19 pandemic. On December 6, 2021, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,000,000 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2021.

On April 24, 2020, the Company was fortunate to obtain a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. The loan allowed us to maintain our workforce during the shutdown caused by the COVID-19 pandemic. On December 1, 2020, the Company received notification from NBT Bank that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $1,496,468 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2020.

Equity and Ownership Structure

On January 19, 2021, we completed a business combination (the “Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy”). The Business Combination was an acquisition treated as a merger and reorganization and that iSun Energy became a wholly owned subsidiary of The Peck Company Holdings, Inc. Following the Merger Agreement, we changed our name to iSun, Inc. (formerly The Peck Company Holdings, Inc,).

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of iSun, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood is a utility-scale solar EPC company and was a wholly-owned subsidiary of Adani. The Project IP includes all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

On September 8, 2021, iSun, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, iSun Residential Merger Sub, Inc., a Vermont corporation (the “Merger Sub”) and wholly-owned subsidiary of iSun Residential, Inc., a Delaware corporation (“iSun Residential”) and wholly-owned subsidiary of the Company, SolarCommunities, Inc., a Vermont benefit corporation (“SunCommon”), and Jeffrey Irish, James Moore, and Duane Peterson as a “Shareholder Representative Group” of the holders of SunCommon’s capital stock (the “SunCommon Shareholders”), pursuant to which the Merger Sub merged with and into SunCommon (the “Merger”) with SunCommon as the surviving company in the Merger and SunCommon became a wholly-owned subsidiary of iSun Residential. The Merger was effective on October 1, 2021.

We now conduct all of our business operations exclusively through our wholly-owned direct and indirect subsidiaries, iSun Residential, Inc., SolarCommunities, Inc. iSun Industrial, LLC, Peck Electric Co., Liberty Electric, Inc., iSun Utility, LLC, iSun Energy, LLC and iSun Corporate, LLC.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the year ended December 31, 2021 and 2020, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2021 and 2020.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

REVENUE AND COST OF EARNED REVENUE

For the year ended December 31, 2021, our revenue increased 115% to $45.3 million compared to $21.1 for the year ended December 31, 2020. Cost of earned revenue for the year ended December 31, 2021, was 108% higher at $38.9 million compared to $18.7 million for the year ended December 31, 2020. Our revenue increased as a result of multiple acquisitions throughout 2021 that added new revenue streams, of the 115% revenue, approximately 53% was organic and 62% was a result of acquisitions. In addition to our historical commercial and industrial customer base, we added the capabilities to serve residential, small commercial and utility customers as well as support the demand for electric vehicle infrastructure across all our customer demographics. Our fourth quarter resulted in record revenue of approximately $27.0 million with $12.6 million generated from residential customers and $14.4 million generated from commercial and industrial customers.

Gross profit was $6.4 million for the year ended December 31, 2021. This compares to $2.3 million of gross profit for the year ended December 31, 2020. The gross margin was 14.16% in the year ended December 31, 2021 compared to 11.13% in the year ended December 31, 2020. Approximately 89% of revenue in the year ended December 31, 2021 was from solar installations compared to 80% of revenues in the year ended December 31, 2020. The solar installation represents higher margin installation in comparison to our traditional electrical and data installations which lead to an increase in gross margin. While we did see an increase in overall gross margin in comparison to prior year, our margins for the first half of 2021 were negatively impacted by the industry wide increase in material and commodity pricing as well as inefficiencies related to the shortages in the labor markets.

For 2022, we anticipate an increase in revenue over 2021 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $19.2 million expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $9.3 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $73.8 million expected to be completed within twelve to eighteen months and our utility division has 550 MW of projects currently under development with an estimated commencement date in the third quarter of 2022. Historically, we have engaged with existing customers throughout the Northeast. The capabilities of our development and professional services team have allowed us to engage in project development in new geographic regions which will further our expansion opportunities.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on its industry reputation, and therefore have not historically incurred significant selling and marketing expenses. For the year ended December 31, 2021, we recognized sales and marketing expenses of approximately $0.2 million that had been incurred by SunCommon. SunCommon is a wholly-owned subsidiary and our residential division brand and will incur marketing expenses as a means to generate sales demand.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (G&A) expenses were $13.4 million for the year ended December 31, 2021, compared to $3.3 million for the year ended December 31, 2020. As a percentage of revenue, G&A expenses increased to 29.0% in the year ended December 31, 2021 compared to 15.9% in the year ended December 31, 2020. In total dollars, G&A increased as we developed our internal platform to support the growth of our new customer revenue channels. With the acquisitions throughout 2021, we increased G&A significantly in order to maintain operational consistency across the newly acquired entities, approximately $1.235 million were related to non-recurring transactional expenses incurred as part of the acquisitions. As we assess efficiencies, we would anticipate the realization of operation synergies which would allow an overall reduction in G&A in future periods.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses increase to $1.3 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020. The main contributions to the increase were a move to a new facility in 2021 to support the revenue growth, additional warehousing facilities through the acquisitions and an increase in depreciation expense.

OTHER INCOME (EXPENSES)

Interest expense for the twelve months ended December 31, 2021, was $0.5 million compared to $0.3 million for the same period of the prior year as a result of the B Riley Capital credit facility utilized to support the acquisition of SunCommon. We recognized a gain on the forgiveness of the PPP loan of $2.0 million and $1.5 million for the twelve months ended December 31, 2021 and December 31, 2020. We recognized a gain from the change in fair value of the warrant liability of $1.0 million for the year ended December 31, 2021 and a loss of $1.0 million for the year ended December 31, 2020.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the years ended December 31, 2021 was 23.48% and December 31, 2020 was 33.20%. The proforma effective tax rate for the years ended December 31, 2021 was 21.0% and December 31, 2020 was 21.0%. At December 31, 2021 and 2020, the change in the effective tax rate (“ETR”) is driven by the non-taxable income generated from the forgiveness of a loan under the CARES Act Payroll Protection Program (“PPP”) of $2.0 million and $1.5 million, respectively.

NET LOSS

The net loss for the year ended December 31, 2021 was $6.2 million compared to a net loss of $1.0 million for the year ended December 31, 2020.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections, and make strategic decisions.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Year ended December 31,
	2021	2020
Net loss	$(6,240,978)	$(980,056)
Depreciation and amortization	981,975	585,690
Interest expense	517,718	302,542
Stock compensation	2,315,125	-
Change in fair value of warrant liability	(976,398)	975,728
Income tax (benefit)	(1,914,841)	(487,173)
EBITDA	(5,317,399)	396,731
Other costs(1)	1,418,135	-
Adjusted EBITDA	$(3,899,264)	$396,731
Weighted Average shares outstanding	9,264,919	5,301,471
Adjusted EPS	$(0.42)	$0.07

(1)
Other costs consist of one-time expenses related to the acquisitions of iSun Energy, LLC, Oakwood Construction Services, LLC and SolarCommunities, Inc. In addition, the Company was required to restate its financial statements for the years ended December 31, 2020 and 2019 due to a change in the accounting for the treatment of warrants. The Company also held two Special Meetings of Stockholders in order to amend its Second Amended and Restated Certificate of Incorporation.

(2)
As the forgiveness of the PPP loan is considered a one-time expense, the Company considered including the forgiveness of  $2.0 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively, as a reconciling item. The Company excluded the forgiveness on the basis that had it not been awarded a PPP loan, the Company would have terminated, furlough or reduced its workforce during the COVID-19 pandemic shutdown.

LIQUIDITY AND CAPITAL RESOURCES

We had $2.2 million in unrestricted cash at December 31, 2021, as compared to $0.7 million at December 31, 2020.

As of December 31, 2021, our working capital deficit was $10.3 million, net of non-cash liabilities, compared to a working capital surplus of $0.2 million at December 31, 2020. Included in the working capital deficit was a short-term loan for approximately $6.0 million which was paid in full subsequent to year end and approximately $2.4 million in non-cash liabilities. To date, the Company has relied predominantly on operating cash flow to fund its operations, borrowings from its credit facilities, sales of Common Stock and exercise of public warrants. The availability of financing and the cash flow from operations mitigates the potential for substantial doubt.

We believe that the aggregate of our existing cash and cash equivalents, including our working capital line of credit and sales of Common Stock pursuant to our shelf registration, will be sufficient to meet our operating cash requirements for at least 12 months from the date these financial statements are made available. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $19.2 million expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $9.3 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $73.8 million expected to be completed within twelve to eighteen months and our utility division has 550 MW of projects currently under development with an estimated commencement date in the third quarter of 2022. The customer demand across our segments will provide short-term operational cash flow.

Sales of Common Stock pursuant to the  Form S-3 Registration Statement filed on December 4, 2020,  have provided funds to  support our  growth strategy. The access to capital accelerates our growth process and allows us to continue our expansion plans into new territories, aggressively pursue accretive merger and acquisition transactions and continue investing in our company-owned solar assets which now consist of the product offerings of iSun Energy LLC. As of March 31, 2022, there is currently approximately $21.2 million potentially available for sales pursuant to the Registration Statement as we received aggregate proceeds of  approximately $10.5 million through a Registered Direct Offering and approximately $6.8 million through the sale of Common Stock in ATM offerings.

Cash flow used by operating activities was $5.2 million for the year ended December 31, 2021, compared to $0.4 million of cash provided by operating activities in the year ended December 31, 2020. The decrease in cash provided by operating activities was primarily the result of the increase in accounts receivable of $8.1 million and an increase in costs and estimated earning in excess of billings of $2.7 million.

Net cash used in investing activities was $36.7 million for the year ended December 31, 2021, compared to $0.1 million used in the year ended December 31, 2020. This increase was related to the acquisition of SunCommon of $25.2 million and minority investments of $8.0 million.

Net cash provided by financing activities was $43.4 million for the year ended December 31, 2021 compared to $0.2 million of cash provided by financing activities for the year ended December 31, 2020. The cash flow provided by financing activities was primarily driven by the proceeds from the exercise of public warrants of $20.9 million, a registered direct offering of Common Stock of $9.6 million and proceeds from the sale of Common Stock in ATM offerings of $6.9 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2021, our variable interest rate debt was primarily related to our Credit Facility with NBT Bank. Interest on outstanding revolving loans and our term loan under our Credit Facility accrues at variable rates based on, prime rate, as defined in the Credit Facility, plus a margin. As of December 31, 2021, we had $4.5 million aggregate principal amount of outstanding revolving loans under our Credit Facility with a weighted average interest rate of 3.25%. A 100 basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $45,000 for the year ended December 31, 2021.
As of December 31, 2021, our fixed interest rate debt primarily included $6.5 million aggregate principal amount of with variable interest rates, which accrued interest at a weighted average interest rate of approximately 5.0%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
iSun, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSun, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
April 15, 2021

iSun, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020

	2021	2020
Assets
Current Assets:
Cash	$2,242,083	$699,154
Accounts receivable, net of allowance	14,337,310	6,215,957
Costs and estimated earnings in excess of billings	4,003,979	1,354,602
Inventory	2,479,874	-
Other current assets	1,070,632	214,963
Total current assets	24,133,878	8,484,676
Property and equipment:
Building and improvements	966,603	672,727
Vehicles	2,908,472	1,199,535
Tools and equipment	3,126,673	508,846
Software	234,246	-
Construction in process	3,291	-
Solar arrays	6,859,374	6,386,025
	14,098,659	8,767,133
Less accumulated depreciation	(3,056,406)	(2,647,333)
	11,042,253	6,119,800
Other Assets:
Captive insurance investment	270,430	198,105
Goodwill	36,907,437	-
Intangible assets	18,906,330	-
Investments	12,420,496	4,820,496
Other assets	47,065	-
	68,551,758	5,018,601
Total assets	$103,727,889	$19,623,077
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, includes book overdraft of $0 and $1.5 million at December 31, 2021 and 2020, respectively	$13,187,456	$4,086,173
Accrued expenses	7,628,212	172,021
Billings in excess of costs and estimated earnings on uncompleted contracts	2,388,501	1,140,125
Due to stockholders	-	24,315
Line of credit	4,468,298	2,482,127
Current portion of deferred compensation	31,000	28,656
Current portion of long-term debt	6,694,296	308,394
Total current liabilities	34,397,763	8,241,811
Long-term liabilities:
Deferred compensation, net of current portion	27,884	62,531
Deferred tax liability	771,656	610,558
Warrant liability	148,013	1,124,411
Other liabilities	3,375,427	-
Long-term debt, net of current portion	5,148,855	1,701,495
Total liabilities	43,869,598	11,740,806
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Preferred stock – 0.0001 par value 200,000 shares authorized, 0 and 200,000 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	20
Common stock – 0.0001 par value 49,000,000 shares authorized, 11,825,878 and 5,313,268 issued and outstanding as of December 31, 2021 and 2020, respectively	1,183	531
Additional paid-in capital	60,863,388	2,577,359
(Accumulated deficit)/Retained earnings	(1,006,280)	5,304,361
Total Stockholders’ equity	59,858,291	7,882,271
Total liabilities and stockholders’ equity	$103,727,889	$19,623,077

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2021 and 2020

	2021	2020

Earned revenue	$45,311,660	$21,052,211
Cost of earned revenue	38,920,493	18,709,074
Gross profit	6,391,167	2,343,137

Warehouse and other operating expenses	1,308,527	684,669
General and administrative expenses	13,382,014	3,343,895
Stock based compensation - general and administrative	2,315,125	-
Total operating expenses	17,005,666	4,028,564
Operating loss	(10,614,499)	(1,685,427)

Other expenses

Gain on forgiveness of PPP loan	2,000,000	1,496,468
Change in fair value of warrant liability	976,398	(975,728)
Interest expense	(517,718)	(302,542)

Loss before income taxes	(8,155,819)	(1,467,229)
Benefit for income taxes	(1,914,841)	(487,173)

Net loss	(6,240,978)	(980,056)

Preferred stock dividend	(69,663)	(275,556)

Net loss available to shares of common stockholders	$(6,310,641)	$(1,255,612)
Weighted average shares of common stock outstanding
Basic and diluted	9,264,919	5,301,471
Basic and diluted	$(0.67)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional	Retained Earnings/
	Shares	Amounts	Shares	Amounts	Paid-In Capital	(Accumulated Deficit)	Total
Balance as of January 1, 2020	-	$-	5,298,159	$529	$(2,692,424)	$6,559,973	$3,868,078

Investment in GreenSeed Investors, LLC	200,000	20	-	-	4,999,980	-	5,000,000

Investment in Solar Project Partners, LLC	-	-	-	-	96,052	-	96,052

Preferred stock dividend	-	-	-	-	-	(275,556)	(275,556)

Exercise of warrants	-	-	15,109	2	173,751	-	173,753

Net loss	-	-	-	-	-	(980,056)	(980,056)

Balance as of December 31, 2020	200,000	$20	5,313,268	$531	$2,577,359	$5,304,361	$7,882,271

Registered Direct Offering	-	-	840,000	84	9,584,916	-	9,585,000

Acquisition of iSun Energy, LLC	-	-	300,000	30	2,921,868	-	2,921,898

Exercise of Unit Purchase Option	-	-	130,000	13	(13)	-	-

Redemption of Common Stock	-	-	(34,190)	(3)	(672,856)	-	(672,859)

Conversion of Preferred Shares	(200,000)	(20)	370,370	37	(17)	-	-

Dividends payable on preferred shares		-		-	-	(69,663)	(69,663)

Conversion of Solar Project Partners, LLC warrant	-	-	117,376	12	(12)	-	-

Stock compensation under equity incentive plan	-	-	139,664	14	2,315,111	-	2,315,125

Exercise of options	-	-	100,666	10	149,983	-	149,993

Exercise of public warrants	-	-	1,820,509	182	20,905,833	-	20,906,015

Acquisition of SolarCommunities, Inc.	-	-	1,810,915	181	15,964,846	-	15,965,027

Acquisition of Liberty Electric, Inc.	-	-	29,749	3	249,993	-	249,996

Sale of Common Stock pursuant to S-3 registration statement	-	-	887,551	89	6,866,377	-	6,866,466

Net loss		-		-	-	(6,240,978)	(6,240,978)

Balance as of, December 31, 2021	-	$-	11,825,878	$1,183	$60,863,388	$(1,006,280)	$59,858,291

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities
Net loss	$(6,240,978)	$(980,056)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	681,272	585,690
Bad debt expense	-	164,292
Gain on forgiveness of PPP loan	(2,000,000)	(1,496,468)
(Gain) on sale of fixed assets	(62,963)	-
Change in fair value of warrant liability	(976,398)	975,728
Stock based compensation	2,315,125	-
Deferred finance charge amortization	103,078	3,073
Amortization of intangibles	300,703	-
Deferred income taxes	(1,909,173)	(487,923)
Changes in operating assets and liabilities:
Accounts receivable	(8,121,353)	914,356
Prepaid expenses	(825,332)	(13,637)
Costs and estimated earnings in excess of billings	(2,649,377)	(82,230)
Accounts payable	9,101,283	(188,344)
Accrued expenses	3,956,191	52,810
Billings in excess of costs and estimated earnings on uncompleted contracts	1,248,376	1,014,099
Inventory	(111,803)	-
Other assets	(47,065)	-
Other liabilities	75,427	-
Deferred compensation	(32,303)	(25,576)
Net cash (used in) provided by operating activities	(5,195,290)	435,814
Cash flows from investing activities:
Purchase of equipment	(975,552)	(8,121)
Acquisition of SolarCommunities, Inc.	(25,649,622)	-
Acquisition of Liberty Electric, Inc.	(1,194,824)	-
Acquisition of Oakwood Construction Services, LLC	(1,000,000)	-
Acquisition of iSun Energy, LLC	(85,135)	-
Dividend receivable	300,000	-
Minority investments	(8,000,000)	-
Investment in captive insurance	(72,325)	(57,230)
Net cash used in investing activities	(36,677,458)	(65,351)
Cash flows from financing activities:
Proceeds from line of credit	30,683,668	18,080,985
Payments of line of credit	(29,697,497)	(18,783,899)
Proceeds from long-term debt	10,616,408	-
Exercise of stock options	149,993	-
Payments of long-term debt	(4,997,202)	(416,143)
Redemption of shares of Common Stock	(672,859)	-
Due to stockholders	(24,315)	(318,403)
Proceeds from PPP loan	-	1,496,468
Proceeds from warrant exercise	20,906,015	173,753
Proceeds from sales of common stock, gross proceeds of $7,166,993 less issuance costs of $300,527	6,866,466	-
Registered direct offering	9,585,000	-
Net cash provided by financing activities	43,415,677	232,761
Net increase in cash	1,542,929	603,224
Cash, beginning of year	699,154	95,930
Cash, end of year	$2,242,083	$699,154
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$36,493	$293,751
Income taxes	-	750
Supplemental schedule of non-cash investing and financing activities:
Shares of Preferred Stock issued for investment	$-	$5,000,000
Warrants issued for investment	$-	$96,052
Preferred dividends satisfied with distribution from investment	$69,663	$275,556
Vehicles purchased and financed	$-	$30,658
Shares of Common Stock issued for conversion of Solar Project Partners, LLC	$12	$-
Shares of Common Stock issued for exercise of Unit Purchase Option	$13	$-
Shares of Common Stock issued for conversion of Preferred Stock	$37	$-
Shares of Common Stock issued for acquisition of iSun Energy LLC	$2,921,898	$-
Shares of Common Stock issued for acquisition of SolarCommunities, Inc.	$15,965,027	$-
Shares of Common Stock issued for acquisition of Liberty Electric, Inc.	$249,996	$-

The accompanying notes are an integral part of these consolidated financial statements.

iSUN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

1.	SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a)	Organization

iSun, Inc. is a solar engineering, construction and procurement contractor for commercial and industrial customers across the Northeastern United States. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in Williston, Vermont.
On September 8, 2021, iSun, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, iSun Residential Merger Sub, Inc., a Vermont corporation (the “Merger Sub”) and wholly-owned subsidiary of iSun Residential, Inc., a Delaware corporation (“iSun Residential”) and wholly-owned subsidiary of the Company, SolarCommunities, Inc., a Vermont benefit corporation (“SunCommon”), and Jeffrey Irish, James Moore, and Duane Peterson as a “Shareholder Representative Group” of the holders of SunCommon’s capital stock (the “SunCommon Shareholders”), pursuant to which the Merger Sub merged with and into SunCommon (the “Merger”) with SunCommon as the surviving company in the Merger and SunCommon became a wholly-owned subsidiary of iSun Residential. The Merger was effective on October 1, 2021.

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

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of iSun, Inc., a Delaware corporation (the “Company”), Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood is a utility-scale solar EPC company and a wholly-owned subsidiary of Adani. The Project IP includes all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iSun, Inc. and its direct and indirect wholly owned operating subsidiaries, iSun Residential, Inc., SolarCommunities, Inc., iSun Industrial, LLC, Peck Electric Co., Liberty Electric, Inc., iSun Utility, LLC and iSun Energy, LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

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

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of December 31, 2021 and 2020, the Company had $0 in pre-contract costs classified as a current asset under contract assets on the Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the years ended December 31:

	2021	2020
Solar Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$40,511,603	$17,354,852
Total	$40,511,603	$17,354,852

Electric Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$3,631,105	$2,459,373
Total	$3,631,105	$2,459,373

Data and Network Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$1,168,952	$1,237,986
Total	$1,168,952	$1,237,986

Total
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$45,311,660	$21,052,211
Total	$45,311,660	$21,052,211

The following table disaggregates the Company’s Solar Operations revenue based operational segment for the years ended December 31:

	2021	2020
Solar Operations
Residential	$12,524,520	$86,774
Commercial and Industrial	26,613,352	17,268,078
Utility	1,373,731	-
Total	$40,511,603	$17,354,852

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

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $84,000 at December 31, 2021 and $84,000 at December 31, 2020, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

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

Project Asset were $0 for the years ended December 31, 2021 and 2020, respectively.

g)	Property and Equipment

Property and equipment greater than $1,000 are recorded at cost. Cost includes the price paid to acquire or construct the assets, required installation costs, and any expenditures that substantially add to the value or substantially extend the useful life of the assets.

The solar arrays represent project assets that the Company may temporarily own and operate after being placed into service. The Company reports solar arrays at cost, less accumulated depreciation. The Company begins depreciation on the solar arrays when they are placed in service.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings and improvements	39 years
Vehicles	3-5 years
Tools and equipment	3-7 years
Solar arrays	20 years
Software	3-7 years

Total depreciation expense for the years ended December 31, 2021 and 2020 was $681,272 and $585,690, respectively.

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

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and they capitalize the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore, not recorded as a liability at December 31, 2021 and 2020.

j)	Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250,000 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At December 31, 2021 and 2020, the uninsured balances were approximately $914,000 and $422,000, respectively.

k)	Income Taxes

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, estimates in recording the business combinations, investments, impairment on investments and valuation of deferred tax assets. Actual results could differ from those estimates.

n)	Recently Issued Accounting Pronouncements

The Company is an emerging growth company until at minimum December 31, 2023. The Company will maintain the election available to an emerging growth company to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standard. The Company retains its emerging growth status and therefore elects to adopt new or revised accounting standards on the adoption date required for a private company.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. The Company incurred $400,000 and $0 of deferred financing costs during the year ended December 31, 2021 and 2020, respectively. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $103,078 and $3,073 for the years ended December 31, 2021 and 2020, respectively.

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

q)	Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill. At December 31, 2021 and 2020, no goodwill impairment was noted.

r)	Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On December 1, 2020, the Company received notification from NBT Bank that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $1,496,468 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2020 On December 6, 2021, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,000,000 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2021.

s)	Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. No inventory allowance exists at December 31, 2021 and December 31, 2020, respectively.

t)	Warrant liability

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

u)	Segment Information

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

v)	Legal Contingencies

The Company accounts for liabilities resulting from legal proceedings when it is possible to evaluate the likelihood of an unfavorable outcome in order to provide an estimate for the contingent liability. At December 31, 2021 and 2020, there are no material contingent liabilities arising from pending litigation.

2.	ACQUISITIONS

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

At December 31, 2021, the amount of $2.7 million, net of amortization of $0.3 million, is included as an Intangible Asset. The Company deemed the acquisition an asset acquisition in as much as the acquired assets consisted primarily of the iSun brand and know-how and contained no other business processes. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is 10 years. For the year ending December 31, 2021 and 2020, amortization expense is $0.3 million and $0, respectively.

Assignment Agreement

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility will acquire all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood was a utility-scale solar EPC company and a wholly-owned subsidiary of Adani. The Project IP includes all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

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

At December 31, 2021, the amount of $1.0 million is included as an Intangible Asset. The Company deemed the acquisition an asset acquisition in as much as the acquired assets consisted primarily of the know-how and contained no other business processes. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is 10 years. For the year ending December 31, 2021 and 2020, amortization expense is $0 as the project for which the asset pertains was not placed into service until 2022.

Business Combination

On September 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, iSun Residential Merger Sub, Inc., a Vermont corporation (the “Merger Sub”) and wholly-owned subsidiary of iSun Residential, Inc., a Delaware corporation (“iSun Residential”) and wholly-owned subsidiary of the Company, SolarCommunities, Inc., a Vermont benefit corporation (“SunCommon”), and Jeffrey Irish, James Moore, and Duane Peterson as a “Shareholder Representative Group” of the holders of SunCommon’s capital stock (the “SunCommon Shareholders”), pursuant to which the Merger Sub merged with and into SunCommon (the “Merger”) with SunCommon as the surviving company in the Merger and SunCommon became a wholly-owned subsidiary of iSun Residential. In connection with Merger, the SunCommon Shareholders received merger consideration totaling $48,300,000 consisting of (i) cash in the amount of $25,534,621; (ii) Common Stock of the Company (“Common Stock”) in the amount of $15,965,027, priced at $8.816 per share; and (iii) earn out consideration of up to $10,000,000 upon the fulfillment of certain conditions. The net present value of the earnout provision was determined to be $6.8 million and the Company has included the $3.5 million and $3.3 million as current in accrued expenses and long-term liabilities in other liabilities, respectively. The shares of the Common Stock issued in connection with the Merger were listed on the NASDAQ Capital Market. The Merger closed and was effective on October 1, 2021.

The Company will report begin reporting in segments in the future as we do not currently allocate labor amongst the operating divisions.

The purchase price for SolarCommunities, Inc. consisted of approximately $48,300,000 in cash, equity and earnout provision subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Acquisition was accounted for under ASC 805 and the financial results of SunCommon have been included in the Company’s consolidated financial statements since the date of the Acquisition.

Purchase Price Allocation

Under the purchase method of accounting, the transaction was valued for accounting purposes at approximately $48,300,000 which was the fair value of SolarCommunities, Inc. at the time of acquisition. The assets and liabilities of SolarCommunities, Inc. were recorded at their respective fair values as of the date of acquisition. Any difference between the cost of SolarCommunities, Inc. and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date preliminary estimated fair value of the consideration transferred consisted of the following:

Purchase price (in 000’s):
Fair value of iSun’s shares of Common Stock issued (1,810,955 shares), at $8.816 per share		$15,965
Cash paid		25,535
Earnout provision		6,800
Total consideration transferred		$48,300
Fair value of identifiable assets acquired:
Cash and cash equivalents	$581
Accounts receivable	3,409
Inventory	2,653
Contract assets	610
Premises and equipment	4,447
Trademark and brand	11,980
Backlog	3,220
Other current assets	762
Total identifiable assets	$27,662
Fair value of identifiable liabilities assumed:
Accounts payable and accrued liabilities	$5,562
Contract liabilities	1,103
Customer deposits	355
Deferred tax liabilities	2,070
Loans payable	6,282
Other liabilities	17
Total identifiable liabilities	$15,389
Net assets acquired including identifiable intangible assets		12,273
Goodwill		$36,027

During the year ended December 31, 2021, we recorded non-recurring total transaction costs related to the Acquisition of $1.235 million. These expenses were accounted for separately from the net assets acquired and are included in general and administrative expense.

We will continue to conduct assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. We expect that it may take into the second quarter of 2022 until all post-closing assessments and adjustments are finalized.

Business Combination

On November 18, 2021, John Stark Electric, Inc., a New Hampshire corporation (“JSI”) and wholly-owned subsidiary of iSun, Inc., a Delaware corporation (the “Company”), Liberty Electric, Inc., a New Hampshire Corporation (“Liberty”) and John P. Comeau (“Comeau”) after obtaining required consents  released signature pages and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which JSI acquired all of the assets of Liberty for a purchase price of $1.4 million, subject to a post-closing working capital adjustment. The purchase price was paid as follows: (i) cash in the amount of $1.2 million; (ii) Common Stock of the Company in the amount of $250,000, priced at $8.4035 per share, which is the 10-day volume weighted average Nasdaq closing price immediately prior to the Closing Date; and (iii) earn out consideration of up to $300,000 (1) upon the fulfillment of certain conditions.

The purchase price for Liberty Electric, Inc. consisted of $1.4 million in cash, equity and cash consideration for existing working capital subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Acquisition was accounted for under ASC 805 and the financial results of Liberty have been included in the Company’s consolidated financial statements since the date of the Acquisition.

Purchase Price Allocation

Under the purchase method of accounting, the transaction was valued for accounting purposes at $1.4 million which was the fair value of Liberty Electric, Inc. at the time of acquisition. The assets and liabilities of Liberty Electric, Inc. were recorded at their respective fair values as of the date of acquisition. Any difference between the cost of Liberty Electric, Inc. and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Purchase price (in 000’s):
Fair value of iSun’s shares of Common Stock issued (29,749 shares), at $8.4035 per share		$250
Cash paid		1,195
Earnout provision		-
Total consideration transferred		$1,445
Fair value of identifiable assets acquired:
Accounts receivable	$562
Inventory	90
Contract assets	97
Premises and equipment	38
Other current assets	2
Total identifiable assets	$789
Fair value of identifiable liabilities assumed:
Accounts payable and accrued liabilities	$219
Contract liabilities	5
Total identifiable liabilities	$224
Net assets acquired including identifiable intangible assets		565
Goodwill		$880

(1)	The earnout provision has been deemed unlikely to be achieved and has not been included in the allocation of the purchase price.

Pro Forma Information (Unaudited)

The results of operations for the Acquisitions of SolarCommunities, Inc. and Liberty Electric, Inc. since the October 1, 2021 and November 1, 2021 closing dates, respectively, have been included in our December 31, 2021 consolidated financial statements and include approximately $12.5 million and $0.7 million of total revenue. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the years ended December 31, 2021 and 2020, assuming the acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of Acquisition transaction expenses totaling $1.235 million incurred in 2021. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Year Ended December 31,
(in 000’s)	2021	2020
Revenue, net	$72,501	$58,524

Net loss	$(9,202)	$(2,147)

Weighted average shares of common stock outstanding, basic and diluted	10,657,665	7,112,386

Net loss per share, basic and diluted	$(0.86)	$(0.30)

3.	LIQUIDITY AND FINANCIAL CONDITION

In 2021, the Company experienced a net operating loss and negative cash flow from operations. At December 31, 2021, the Company had balances of cash of $2.2 million, working capital deficit of $10.3 million, and total stockholders’ equity of $59.9 million. Included in the working capital deficit was a short-term loan for approximately $6.0 million which was paid in full subsequent to year end and approximately $2.0 million in non-cash liabilities. To date, the Company has relied predominantly on operating cash flow to fund its operations, borrowings from its credit facilities, sales of Common Stock and exercise of public warrants. The availability of financing and the cash flow from operations mitigates the potential for substantial doubt.

The Company does not expect to continue to incur losses from operations as the net operating loss was a result of the negative impact of the COVID-19 pandemic. The Company’s operations were delayed for approximately six months of the year ended December 31, 2020, which resulted in an overall reduction in revenue. For the year ended December 31, 2021, margin was impacted significantly due to material and commodity price increases and inefficiencies resulting from labor shortages. The Company modified contract terms to allow for an adjustment in contract terms to account for any fluctuations in material pricing.

The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $19.2 million expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $9.3 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $73.8 million expected to be completed within twelve to eighteen months and our utility division has 550 MW of projects currently under development with an estimated commencement date in the third quarter of 2022. The customer demand across our segments will provide short-term operational cash flow.

On January 8, 2021 we entered into a Securities Purchase Agreement with two institutional investors providing for the issuance and sale by the Company of an aggregate 840,000 shares of our Common Stock in a registered direct offering at a purchase price of $12.50 per Share for gross proceeds of approximately $10.5 million before deducting fees and offering expenses. The Company’s Form S-3 Registration Statement is effective and allows the Company to offer, issue and sell up to $50,000,000 in the aggregate of our shares of Common Stock. After the registered direct offering, the Company had potential gross proceeds of approximately $39.5 million available from sales of Common Stock pursuant to the S-3 Registration Statement. The Company entered into a Sales Agreement with B. Riley Securities providing for the sale of shares of Common Stock in at the market (“ATM”) offerings.  As of December 31, 2021, the Company had sold 887,551 shares of Common Stock under ATM offerings and received aggregate gross proceeds of $7,166,993. As of March 31, 2022, the Company had sold 1,847,505 additional shares of Common Stock in ATM offerings.

On various dates from January 1, 2021 through April 12, 2021, certain holders of the Company’s Public Warrants exercised the right to convert the warrants into shares of Common Stock. As of April 12, 2021, a total of 3,641,018 Public Warrants were submitted for exercise resulting in an issuance of 1,820,509 with net proceeds of $20,906,015 being received by the Company.

As of March 31, 2022, the Company had approximately $21.2 million in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

The Company believes its current cash on hand, proceeds generated from the registered direct offering and additional sales of Common Stock, the availability under the equity line of credits, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31, 2021	December 31, 2020
Accounts receivable - contracts in progress	$13,886,454	$6,206,760
Accounts receivable - retainage	534,856	93,197
	14,421,310	6,299,957
Allowance for doubtful accounts	(84,000)	(84,000)
Total	$14,337,310	$6,215,957

Bad debt expense was $0 and $164,292 for the years ended December 31, 2021 and 2020, respectively.
Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Costs in excess of billings	$3,451,705	$216,261
Unbilled receivables, included in costs in excess of billings	552,274	1,138,341
	4,003,979	1,354,602
Retainage	534,856	93,197
	$4,538,835	$1,447,799

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of December 31, 2021 will be billed and collected within one year. Contract liabilities were as follows at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Billings in excess of costs	$2,388,501	$1,140,125

5.	CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	December 31, 2021	December 31, 2020
Expenditures to date on uncompleted contracts	$13,715,664	$7,764,622
Estimated earnings thereon	2,783,733	2,178,868
	16,499,397	9,943,490
Less billings to date	(15,436,193)	(10,867,354)
	1,063,204	(923,864)
Plus under billings remaining on contracts 100% complete	552,274	1,138,341
Total	$1,615,478	$214,477

Included in accompany balance sheets under the following captions:

	December 31, 2021	December 31, 2020
Cost and estimated earnings in excess of billings	$4,003,979	$1,354,602
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,388,501)	(1,140,125)
	$1,615,478	$214,477

6.	LONG-TERM DEBT

A summary of long-term debt is as follows:

	December 31, 2021	December 31, 2020
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$641,464	$683,268
NBT Bank, National Association, repaid in January 2021	-	12,050
NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	216,533	246,135
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	174,525	210,475
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	376,651	426,624
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	48,039	80,001
Various vehicle loans, interest ranging from 0% to 10.09%, total current monthly installments of approximately $34,878 secured by vehicles, with varying terms through 2027.	1,147,255	294,799
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	47,700	73,467
B. Riley Commercial Capital, LLC, 8.0% interest rate, payable in full on October 15, 2022	6,045,852
Unsecured note payable in connection with the PPP, established by the federal government Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which bears interest at 1% through April 2026. The Company has not yet applied for forgiveness.	2,591,500	-

	December 31, 2021	December 31, 2020
CSA 5: Payable in monthly installments of $2,414, including interest at 5.5%, due August 2026.	118,997	-
CSA 17: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from April 2025 through maturity in April 2027.	132,563	-
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from June 2025 through maturity in June 2027.	137,213	-
CSA 5: Payable in monthly interest only installments of $1,104 through August 2019; then payments of $552, representing half of monthly interest only payments, through August 2026 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due August 2034; interest at 11.25% throughout the loan term.	117,712	-
CSA 17: Payable in monthly interest only installments of $1,104 through April 2020; then payments of $552, representing half of monthly interest only payments, through April 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due April 2035; interest at 11.25% throughout the loan term.	117,712	-
CSA 36: Payable in monthly interest only installments of $1,104 through June 2020; then payments of $552, representing half of monthly interest only payments, through June 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due June 2035; interest at 11.25% throughout the loan term.	117,712	-
Equipment loans	94,493	-
Easement liabilities	31,081	-
	12,157,002	2,026,819
Less current portion	(6,694,296)	(308,394)
	5,462,706	1,718,425
Less debt issuance costs	(313,851)	(16,930)
Long-term debt	$5,148,855	$1,701,495

Maturities of long-term debt are as follows:

Year ending December 31:	Amount
2022	$6,694,296
2023	577,240
2024	532,735
2025	442,963
2026	2,932,173
Thereafter	977,595
$12,157,002

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

In June, 2020, SolarCommunities, Inc. entered into a Promissory Note with Citizens Bank, N.A. as the lender (“Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Payroll Protection Program (“PPP Loan”) offered by the U.S. Small Business Administration (“SBA”) in a principal amount of $2,591,500 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES”). On January 21, 2022, SolarCommunities, Inc. received notification from Citizens Bank, N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,591,500 will be recognized in the income statement as a gain upon debt extinguishment for the three months ending March 31, 2022.

In February 2021, SolarCommunities, Inc., an indirect wholly-owned subsidiary of the Company, entered into a Promissory Note with Citizens Bank, N.A. as the lender (“Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Payroll Protection Program (“PPP Loan”) offered by the U.S. Small Business Administration (“SBA”) in a principal amount of $2,000,000 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES”).

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

On December 6, 2021, SolarCommunities, Inc. received notification from Citizens that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,000,000 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2021.

7.	LINE OF CREDIT

The Company has a working capital line of credit with NBT Bank with a limit of $6,000,000 and a variable interest rate based on the Wall Street Journal Prime rate, currently 3.25%. The line of credit is payable upon demand and subject to an annual review in September 2022. The balance outstanding was $4,468,298 and $2,482,127 at December 31, 2021 and December 31, 2020, respectively Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis. As of December 31, 2021, the Company was not in compliance with the financial covenants but received a waiver of covenant default from NBT Bank.

8.	COMMITMENTS AND CONTINGENCIES

In 2020, the Company entered into a ten-year lease agreement for a new headquarters in Williston, Vermont consisting of approximately 6,250 square feet of office space and 6,500 square feet of warehouse. The lease has annual rent of $108,162 with an annual increase of 2%.

The Company leases an office and warehouse facilities in Waterbury, Vermont under agreements expiring in May 2028 and August 2026, respectively.  Monthly base rent for the office and warehouse facilities currently approximates $27,500, subject to annual 3% increases.

The Company leases an office and warehouse facility in Rhinebeck, New York from a stockholder.  Monthly base rent currently approximates $7,100 and is on a month-to-month basis.

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

In 2019, the Company entered into a two-year non-cancelable lease agreement for equipment used in solar installations. The lease has an annual rent of $49,805 and expired in 2021.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

Total rent expense for all of the non-cancelable leases above were $353,160 and $62,021 for the years ended December 31, 2021 and 2020, respectively.

The Company leases vehicles and office equipment under various agreements expiring through June 2026. As of December 31, 2021, aggregate monthly payments required under these leases approximates $35,000.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $700,375 and $228,667 for the year ended December 31, 2021 and 2020, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Year ending December 31:	Amount
2022	$818,765
2023	783,878
2024	778,540
2025	768,149
2026	705,029
Thereafter	1,328,415
$5,182,776

9.	WARRANTS

On March 9, 2021, the Company announced its intention to redeem all of its outstanding public warrants to purchase shares of the Company’s Common Stock that were issued under the Warrant Agreement.

On April 12, 2021, the Company redeemed approximately 453,764 Warrants for $0.01 per warrant that remained outstanding on the Redemption Date, in accordance with the Public Warrant terms. After the redemption, as of April 12, 2021, the Company had no outstanding public warrants outstanding.

As of December 31, 2021, the Company received notification that (3,641,018) warrants issued in connection with the Company’s (Jensyn Acquisition Corp.) initial public offering were exercised and 1,820,509 shares of Common Stock were issued in connection with such exercise resulting in cash proceeds to the Company of $20,906,015.

	December 31, 2021	December 31, 2020
Beginning balance	4,163,926	4,194,144
Granted	-	-
Exercised	(3,641,018)	(30,218)
Redeemed	(453,764)	-
Ending balance	69,144	4,163,926

10.	FAIR VALUE MEASUREMENTS

The Public Warrants were traded under the symbol ISUNW and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at December 31, 2021	Mark-to-Market Measurement at December 31, 2020
Risk-free rate	0.06%	0.214%
Remaining term in years	2.47	3.47
Expected volatility	152.90%	81.0%
Exercise price	$11.50	$11.50
Fair value of common stock	$5.96	$5.95

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$-	$-	$-	$-
Private Warrants	148,013	-	-	148,013

		Fair Value Measurement as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$773,956	$773,956	$-	$-
Private Warrants	350,455	-	-	350,455

The following is a roll forward of the Company’s Level 3 instruments:

	December 31, 2021	December 31, 2020
Beginning balance	$350,455	$70,680
Fair value adjustment – Warrant liability	(202,442)	279,775
Ending balance	$148,013	$350,455

11.	UNION ASSESSMENTS

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2022. During the years ended December 31, 2021 and 2020, the Company incurred the following union assessments.

	December 31, 2021	December 31, 2020
Pension fund	$321,920	$310,023
Welfare fund	981,427	971,720
National employees benefit fund	91,180	90,993
Joint apprenticeship and training committee	33,163	20,233
401(k) matching	110,840	43,998
Total	$1,538,530	$1,436,967

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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

Multiemployer	Employer Identification	Plan	Contributions For the Years Ended December 31,		Expiration Date of	Pension Protection Act Zone Status				FIP/RP
Pension Plan	Number	Number	2021	2020	CBA	2021	As of	2020	As of	Status	Surcharge
National Electrical Benefit Fund	53-0181657	1	91,180	90,993	5/31/2022	Green	12/31/2020	Green	12/31/2019	NA	No

12.	INCOME TAXES

The provision for income taxes for the year ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Current
Federal	$(658)	$-
State	(5,010)	750

Total Current	(5,668)	750

Deferred
Federal	(1,446,680)	(369,705)
State	(462,493)	(118,218)

Total Deferred	$(1,909,173)	(487,923)

Benefit for Income Taxes	$(1,914,841)	$(487,173)

The Company’s total deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets (liabilities)
Accruals and reserves	$169,693	$23,758
Tax credits	514,216	-
Net operating loss	6,182,372	812,996
Total deferred tax assets	6,866,281	836,754

Property and equipment	(3,465,745)	(1,447,312)
Intangibles	(3,856,597)	-
Stock-based compensation	(315,595)	-
Total deferred tax liabilities	(7,637,937)	(1,447,312)

Net deferred tax liability	$(771,656)	$(610,558)

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of December 31, 2021 and 2020. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none for the year ended December 31, 2021 and 2020 respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	2021	2020
Income tax expense at federal statutory rate	$(1,683,335)	$(308,119)
Paycheck Protection Program tax exempt loan forgiveness	(420,000)	(412,295)
Permanent differences	22,627	44,816
Permanent differences for change in fair value of warrants	(205,044)	204,904
Stock compensation subject to §162(m) limitation	204,752	-
Non-deductible intangible assets	833,399	-
Other adjustments	3,852	15,726
State and local taxes net of federal benefit	(671,092)	(32,205)
Income tax benefit	$(1,914,841)	$(487,173)

The Company received a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. The Company’s acquisition of SolarCommunities, Inc. & Subsidiaries included the acquisition of outstanding “PPP” loans of $2,591,500 and $2,000,000. Proceeds from the loans were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period, subsequent to the cash being received by the Company, are eligible to be forgiven. The “PPP” loan was forgiven in its entirety in 2020 and the income is deemed to be non-taxable which results in the Company’s effective tax rate differing from the statutory rate.  The SolarCommunities, Inc & Subsidiaries PPP loan of $2,000,000 was forgiven in its entirety in 2021.

The Company has federal net operating losses of approximately $23,000,000 of which $2,200,000 will expire beginning in 2035, $20,800,000 of the net operating losses do not expire. Net operating losses incurred beginning in 2018 are not subject to expiration under the Tax Cuts and Jobs Act, but the annual usage is limited to 80% of pre net operating loss taxable income for years beginning after December 31, 2020. The Company has tax credit carryforwards of approximately $514,000 which will expire beginning in 2034. We believe that it is more likely than not that the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

13.	CAPTIVE INSURANCE

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. Premiums paid totaled $248,450 and $189,958 for the years ended December 31, 2021 and 2020, respectively. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2021 is:

Total assets	$133,377,815
Total liabilities	$63,743,334
Comprehensive income	$12,495,600

NCL’s fiscal year end is September 30, 2021.

	December 31, 2021	December 31, 2020
Investment in NCL
Capital	$36,000	$36,000
Cash security	194,167	158,785
Investment income in excess of losses (incurred and reserves)	40,263	3,320
Total	$270,430	$198,105

14.	RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At December 31, 2021 and December 31, 2020, the amount owed of $21,000 and $73,000, respectively, is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At December 31, 2021 and December 31, 2020, the amounts due of $38,530 and $602,463, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At December 31, 2021 and December 31, 2020, the amounts owed of $59,530 and $286,964, respectively, are included in the “due to stockholders” as there is a right to offset.

The amounts below include amounts due to/from stockholders as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Due to stockholders consists of unsecured notes to stockholders with interest at the mid-term AFR rate (1.60% at December 31, 2021).	$-	$24,315

15.	DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155,000, the net present value of which is $58,884. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of December 31, 2021 and 2020 and recorded in the statement of operations when incurred.

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

	Years Ended December 31,
	2021	2020
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	34,572	2,277,141
Warrants to purchase Common Stock, from Solar Project Partners, LLC. Exchange and Subscription Agreement	-	275,000
Conversion of Preferred Stock to Common Stock from GreenSeed Investors, LLC Exchange and Subscription Agreement	-	370,370
Unvested restricted stock awards	160,667	-
Unvested options to purchase Common Stock	201,334	-
Totals	825,573	3,351,511

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

Options

As of December 31, 2021, the Company has 201,334 non-qualified stock options outstanding to purchase 201,334 shares of Common Stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $1.49 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.7 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 187.94%, b) term of 2 years, c) risk free rate of 0.13% and d) a dividend yield of 0%.

	December 31, 2021
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2021	-	$-
Granted	302,000	$1.49
Exercised	100,666	$1.49
Outstanding, ending December 31, 2021	201,334	$1.49
Exercisable at December 31, 2021	-	$-

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding at December 31, 2021 was $0.9 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $5.96 as of December 31, 2021 and the exercise price multiplied by the number of options outstanding.

During the years ended December 31, 2021 and 2020, the Company charged a total of $1.1 million and $0, respectively to operations to recognize stock based compensation expense for stock options. As of December 31, 2021, the Company had $0.6 million in unrecognized stock-based compensation expense related to 201,334 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All units are expected to vest.

The stock options were exercised for 100,666 shares of Common Stock providing approximately $0.1 million of cash flow to the Company.

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

During the year ended December 31, 2021 and 2020, stock-based compensation expense of $0.9 million and $0, respectively was recognized for the January 2021 RSGA.

Stock-based compensation, excluding the January 2021 RSGA, related to employee and director options totaled $0.3 million and $0 for the year ended December 31, 2021 and 2020, respectively.

On December 17, 2021, the stockholders approved an amendment to the 2020 Equity Incentive Plan increasing the available shares of Common Stock to 3,000,000 shares of Common Stock.

19.	INVESTMENTS

Investments consist of:

	December 31, 2021	December 31, 2020
GreenSeed Investors, LLC	$4,324,444	$4,724,444
Investment in Solar Project Partners, LLC	96,052	96,052
Investment in Gemini Electric Mobility Co.	2,000,000	-
Investment in NAD Grid Corp. d/b/a AmpUp	1,000,000	-
Investment in Encore Renewables	5,000,000	-
Total	$12,420,496	$4,820,496

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

Pursuant to the Exchange Agreement, the Company subscribed for 500,000 Units of Class B Preferred Membership units of GSI in exchange for 200,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). In addition to the investment by GSI in the Preferred Shares, GSI obtained additional capital contributions which valued the Units at $10.00 per Unit. As the Company acquired 500,000 Units, the market transactions were utilized as a Level 1 fair value instruments in determining the valuation of the investment. As of April 22, 2020, the fair value of the investment in GSI was $5,000,000. Separately, the Company subscribed for and purchased 100,000 Units of SPP in exchange for the issuance by the Company of a Warrant to acquire 275,000 shares of the Company’s Common Stock at an exercise price of $15.00 per share. As of December 31, 2021, the warrant was converted to 117,376 shares of Common Stock on a cashless basis.

The Exchange Agreement provides that as long as the dividend payment on the Preferred Shares in each calendar quarter is equal to the aggregate distribution with respect to the GSI Units, such payments and distributions shall be offset and neither GSI nor the Company need to make any cash payments to the other. For the year ended December 31, 2021, the Company received a return of capital from GSI in the amount of $400,000. The dividend receivable of $100,000 is included in other current assets as of December 31, 2021.

The Company granted to GSI the right to repurchase up to 400,000 (in tranches of 50,000) of the Units at a valuation of $10.00 per Unit totaling $4,000,000.

The Company granted to GSI registration rights with respect to the Preferred Shares, the Warrant, and the Common Stock underlying the Warrant.

The GSI and SPP investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of GSI and SPP, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. No net appreciation or depreciation in fair value of the investments was recorded during the year ended December 31, 2021, as there were no observable price changes.

Gemini and AmpUp

On March 18, 2021, the Company made a minority investment of $1,500,000 in Gemini Electric Mobility Co. (“Gemini”) utilizing a Simple Agreement for Future Equity. On May 6, 2021, the Company made an additional minority investment of $500,000 in Gemini.

On March 18, 2021, the Company made a minority investment of $1,000,000 in Nad Grid Corp (“AmpUp”) utilizing a Simple Agreement for Future Equity.

The Gemini and AmpUp investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. These investments are minority investments intended to support electric vehicle infrastructure development. The Company has no control in these entities. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. At December 31, 2021, the equity investment for Gemini and AmpUp was $2,000,000 and $1,000,000, respectively. No net appreciation or depreciation in fair value of the investments was recorded during the nine months ending December 31, 2021, as there were no observable price changes.

Encore Renewables

On November 24, 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company invested $5,000,000 in Encore Redevelopment, LLC (“Encore”) representing a fully-diluted 9.1% ownership interest.

The Encore investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of Encore, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. No net appreciation or depreciation in fair value of the investments was recorded during the year ended December 31, 2021, as there were no observable price changes.

20.	INTANGIBLES

The Company’s intangible assets at December 31, 2021 consist of:

	Amortization periods	December 31, 2021
iSun Trademark and Brand	10 Years	$3,007,033
Intellectual property	10 Years	1,000,000
Backlog of projects	12 Months	3,220,000
SunCommon Trademark and Brand	10 Years	11,980,000
Accumulated amortization		(300,703)
		$18,906,330

Estimated future amortization expense for the Company’s intangible assets as of December 31, 2021 is as follows:

Cost
2022	$4,818,703
2023	1,598,703
2024	1,598,703
2025	1,598,703
2026	1,598,703
Thereafter	7,692,815
Total	$18,906,330

21.	STOCK REDEMPTION

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

Sale of Common Stock pursuant to S-3 Registration Statement

Subsequent to December 31, 2021, 2,049,006 shares of Common Stock were sold under the B. Riley Sales Agreement between January 3, 2022 and April 14, 2022, pursuant to a prospectus supplement that was filed with the SEC on February 10, 2021. Total gross proceeds for the shares were $11.97 million or $5.84 per share. Net proceeds after issuance costs were $11.61 million or $5.66 per share.

Repayment of loan obligation with B. Riley Commercial Capital, LLC

On March 14, 2022, iSun, Inc. (the “Company”) and B. Riley Commercial Capital, LLC (“B. Riley”) terminated the Loan and Security Agreement (the “Loan Agreement”), dated September 30, 2021, as amended, by and among the Company and certain of its affiliates, as borrowers, and B. Riley, as lender. The Loan Agreement provided for a loan of up to $10,000,000 for acquisition finance, general corporate purposes, and working capital for the Company. All outstanding amounts due under the Loan Agreement were repaid in full. The Company repaid outstanding principal in the amount of $10,000,000 and approximately $224,000 in accrued interest under the Loan Agreement.

Exercise of Put Agreements

Pursuant to the terms of the Put Agreement issued in connection with the Agreement and Plan of Merger with SolarCommunities, Inc., certain shareholders exercised their right to cause the Company to purchase shares of Common Stock at the Put Purchase Price. As of March 31, 2022, a total of 549,690 shares of Common Stock were sold to the Company for $4,861,810.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, did not carry out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. These control deficiencies constitute material weaknesses in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management previously identified control deficiencies regarding the need for a stronger internal control environment relating to the financial statement closing process, formal documentation and designed disclosure controls and procedures and testing of the operating effectiveness of the controls. In 2021, Management took additional steps to remediate these control deficiencies including implementing revised work in process review procedures, enhanced financial reporting reviews processes, and the retention of additional qualified personnel. Management identified control deficiencies related to segregation of duties and access with the IT environment. Management continues to enhance the internal control environment but has not completed the implementation and testing of the new and revised internal controls. Management believes that these control deficiencies constitute material weaknesses in internal control over financial reporting for the year ended December 31, 2021.

Based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management believes that the controls currently in place are not adequate. As such, a material weakness existed as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed in Management’s Report on Internal Control Over Financial Reporting above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a non-accelerated smaller reporting company.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information about directors required for item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders.

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

(3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted:

(a)
101.INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(b)	Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

See (a)(2) above.

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date
1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

1.2	Sales Agreement, dated December 4, 2020, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	S-3	December 4, 2020

2.4	Exchange and Subscription Agreement, dated April 22, 2020, among The Peck Company Holdings, Inc., GreenSeed Investors, LLC and Solar Project Partners, LLC	By Reference	8-K	April 28, 2020

2.5	Agreement and Plan of Merger, dated January 19, 2021, by and among iSun Energy LLC and iSun, Inc . and Peck Mercury, Inc.	By Reference	8-K	January 25, 2021

2.6	Merger Agreement by and among iSun, Inc., iSun Residential Merger Sub, Inc., iSun Residential, Inc., SolarCommunities, Inc., Jeffrey Irish, James Moore, and Duane Peterson, dated September 8, 2021	By Reference	8-K	September 13, 2021

2.7
First Amendment to Agreement and Plan of Merger, by and among iSun, Inc., iSun Residential, Inc., iSun Residential Merger Sub, Inc., SolarCommunities, Inc. d/b/a SunCommon, Duane Peterson, James Moore, and Jeffrey Irish, dated September 30, 2021
		By Reference	8-K	October 5, 2021

2.8	Asset Purchase Agreement by and among John Stark Electric, Inc., Liberty Electric, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

3.1(a)	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2020

3.1(b)	Third Amended & Restated Certificate of Incorporation of iSun, Inc.	By Reference	8-K	February 2, 2022

3.1(c)	First Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock of iSun, Inc.	By Reference	8-K	Februay 26, 2021

3.1(d)	Certificate of Cancellation of Series A Convertible Preferred Stock of iSun, Inc.	By Reference	8-K	December 30, 2021

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.2	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.3	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.4	Warrant, dated April 22, 2020, issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2020

4.5	Promissory Note, dated January 13, 2020, issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.6	Paycheck Protection Program Note and Disbursement Authorization, dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.7	Amendment No. 1 to Warrant Agreement, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.8	Notice of Redemption, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.9	Form of Securities Purchase Agreement, dated January 8, 2021 between The Peck Company Holdings, Inc. and certain investors	By Reference	8-K	January 12, 2021

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-K	April 14, 2020

10.5	Business Loan Agreement, dated January 13, 2020 between Peck Electric Co. and NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.6	Commercial Guaranty, dated January 13, 2020, issued by Jeffrey Peck to NBT Bank, National Association	By Reference	8-K	April 28, 2020

10.7
Lease Agreement, dated December 7, 2020, between Peck Electric Co. and Unsworth Properties, LLC as agent for Meach, LLC, 306 West Indian, LLC, Cooper Two, LLC, Trek Communities, LLC, Masthead, LLC and Stephen and Shona Unsworth
		By Reference	8-K	December 10, 2020

10.8	2020 Equity Incentive Plan	By Reference	S-8	October 28, 2020

10.9	Placement Agent Agreement, dated January 8, 2021, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	8-K	January 12, 2021

10.10	Stockholder Lockup Agreement between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.11	Officer Agreement between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.12	Consulting Agreement between The Peck Company Holdings, Inc. and Renewz Sustainable Solutions, dated January 19, 2921	By Reference	8-K	January 25, 2021

10.13	Irrevocable Proxy between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.14	Purchase and Sale Agreement, dated April 6, 2021, by and between Peck Electric Co. and Nedde Real Estate, LLC	By Reference	8-K	April 8, 2021

10.15	Assignment Agreement by and among Adani Solar USA, Inc., Oakwood Construction Services, Inc. and iSun Utility, LLC, dated April 6, 2021	By Reference	8-K	April 8, 2021

10.16	Sales Agreement, dated June 21, 2021, between iSun, Inc. and B. Riley Securities, Inc.	By Reference	8-K	June 22, 2021

10.17	Form of Put Agreement between iSun, Inc. and certain SunCommon Shareholders	By Reference	8-K	September 13, 2021

10.18	Form of Stockholder Lockup Agreement between iSun, Inc. and each of Jeffrey Irish, James Moore, and Duane Peterson	By Reference	8-K	September 13, 2021

10.19	Form of Employment Agreement between iSun, Inc. and each of Jeffrey Irish, James Moore, and Duane Peterson	By Reference	8-K	September 13, 2021

10.20	Form of Irrevocable Proxy between iSun, Inc. and each of Jeffrey Irish, James Moore, and Duane Peterson	By Reference	8-K	September 13, 2021

10.21	Loan and Security Agreement between iSun, Inc. and B. Riley Commercial Capital, LLC, dated September 30, 2021	By Reference	8-K	October 5, 2021

10.22	Intellectual Property Security Agreement between iSun Inc. and B. Riley Commercial Capital, LLC, dated September 30, 2021	By Reference	8-K	October 5, 2021

10.23
First Amended and Restated Letter Agreement, by and among iSun, Inc., iSun Residential, Inc., iSun Residential Merger Sub, Inc., SolarCommunities, Inc. d/b/a SunCommon, Duane Peterson, James Moore, and Jeffrey Irish, dated September 30, 2021
		By Reference	8-K	October 5, 2021

10.24	Employment Agreement between iSun, Inc. and Michael D’Amato, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.25	Change of Control Agreement between iSun, Inc. and Michael D’Amato, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.26	Employment Agreement between iSun, Inc. and Frederick Myrick, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.27	Change of Control Agreement between iSun, Inc. and Frederick Myrick, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.28	Employment Agreement between iSun, Inc. and Jeffrey Peck, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.29	Change of Control Agreement between iSun, Inc. and Jeffrey Peck, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.30	Employment Agreement between iSun, Inc. and John Sullivan, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.31	Change of Control Agreement between iSun, Inc. and John Sullivan, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.32	Employment Agreement between John Stark Electric, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

10.33	Irrevocable Proxy between iSun, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

10.34	Membership Unit Purchase Agreement between iSun, Inc. and Encore Redevelopment, LLC, dated November 24, 2021	By Reference	8-K	December 1, 2021

10.35	Sixth Amended and Restated Operating Agreement of Encore Redevelopment, Inc, dated November 24, 2021	By Reference	8-K	December 1, 2021

10.36	Industrial Building Lease by and Between Industry Landing 115 LLC and SolarCommunities, Inc., dated August 1, 2021	Herewith

10.37	Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated October 19, 2015	Herewith

10.38	Addendum #1 to Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated July 19, 2016	Herewith

10.39	Addendum #2 to Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated March 2, 2019	Herewith

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

21	List of subsidiaries of iSun, Inc.	Herewith

23.1	Independent Registered Public Accounting Firm’s Consent	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16.	Form 10-K Summary.

Not applicable

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
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 15, 2022

POWER OF ATTORNEY

The undersigned directors and officers of iSun, Inc., hereby constitute and appoint Jeffrey Peck and John Sullivan, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and on behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in such capacities and on the dates indicated.

	By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

	By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

	By:	/s/ Fredrick Myrick
Fredrick Myrick
Executive Vice President and Director

	By:	/s/ Stewart Martin
Stewart Martin
Director

	By:	/s/ Andrew Matthy
Andrew Matthy
Director

	By:	/s/ Claudia Meer
Claudia Meer
Director

Dated: April 15, 2022