Form 10-K/A
period 2021-12-31
ISUN, INC.
filed 2022-05-02
CIK 1634447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2021 was $66.4 million. .

The number of shares of the Registrant’s Common Stock outstanding as of April 30, 2022 was 14,059,177.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

iSun, Inc. (“we,” “us,” “our,” the “Company,” or “iSun”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2022 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Form 10-K, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position	Expiration of Current Board Term	Expiration of Current Officer Term
Jeffrey Peck	51	Chief Executive Officer, President and Chairman of the Board	2022 Annual Meeting of the Stockholders	July 1, 2026*
John Sullivan	47	Chief Financial Officer	N/A	July 1, 2026*
Frederick Myrick	60	Executive Vice President of Solar and Director	2022 Annual Meeting of the Stockholders	July 1, 2026*
Stewart Martin	58	Director	2023 Annual Meeting of the Stockholders	N/A
Andrew Matthy	41	Director	2023 Annual Meeting of the Stockholders	N/A
Claudia Meer	60	Director	2024 Annual Meeting of the Stockholders	N/A

*Upon expiration of each officer’s current term, their employment shall continue at-will.

Jeffrey Peck was appointed Chief Executive Officer and President of the Company upon the closing of the Reverse Merger and Recapitalization between the Company and Jensysn Acquisition Corp. which occurred on June 20, 2019 (the “Reverse Merger and Recapitalization”). Mr. Peck previously was the majority owner and President of Peck Electric Co. (“Peck Electric”) since he purchased it from his family in the late 1990s. Since then, Mr. Peck transformed Peck Electric from a local electrical contracting business to one of the largest commercial solar EPC companies in the Northeastern United States, ranked 59th in the U.S. for 2020 by Solar Power World (listed as, “Peck Electric Company”). Mr. Peck grew Peck Electric to nearly 100 employees, with many employees having tenures of over 30 years. Mr. Peck was also responsible for timing the strategic direction of Peck Electric’s focus into solar EPC at the time when solar installation became a profitable business in 2013 and also began investing in Company-owned arrays, with a current portfolio of approximately three megawatts. Mr. Peck has served as Chairman of Vermont Electrical Contractors, Chairman of the Joint Health and Welfare Committee as well as the IBEW Local 300 Pension funds. Mr. Peck graduated from Champlain College in 1993. Mr. Peck is well qualified to serve as a director due to his extensive management experience of the Company.

John Sullivan was appointed Chief Financial Officer of the Company in August 2019. Mr. Sullivan previously served as Chief Financial Officer and Chief Operating Officer of Mammut Sports Group, Inc., a Swiss multinational mountaineering and trekking company, from July 2018 to August 2019. From October 2015 to July 2018, Mr. Sullivan served as Vice President of Finance, Administration and Control of Nokian Tyres, North America, a Finnish tire manufacturing company. In such roles, Mr. Sullivan developed and managed all financial, administrative and internal control responsibilities for such companies’ North American operations, among other responsibilities. From October 2007 to October 2015, Mr. Sullivan served as Chief Financial Officer of Century Arms, Inc., Century International Arms, Inc. and Century International Arms, Corp., U.S. based firearms importers and manufacturers, where he managed the financial and accounting divisions of such companies. Prior to serving in such executive roles, Mr. Sullivan held consulting and senior accountant positions at Green Cab, LLC, The Syndio Group, Gallagher, Flynn & Company, Little Man, Inc. and the New England Culinary Institute. Mr. Sullivan holds a B.S. in Business Management from Union Institute & University.

Fredrick “Kip” Myrick was appointed to the Board of Directors of the Company and Executive Vice President of Solar upon the consummation of the Reverse Merger and Recapitalization. At the time, he had worked at Peck Electric for over 30 years. Mr. Myrick joined the Company in 1988 as a journeyman electrician, and in 1993, Mr. Myrick was promoted to foreman and successfully managed the numerous small and large-scale projects at Global Foundries, IBM’s chip-manufacturing business. From 1995 to 1998 Mr. Myrick held positions of general foreman and superintendent, then project manager/estimator in 2005. In 2006, Mr. Myrick became a significant minority stockholder in the Company and its Vice President, then started the Peck Solar division in 2008 and has managed the construction of the largest solar array in Vermont. Mr. Myrick is also responsible for the innovative dual-use farming of saffron with solar arrays in collaboration with the University of Vermont, which has attracted national news attention. Mr. Myrick is a NABCEP-certified Photovoltaic Installation Professional and holds a Vermont Master Electricians License. Mr. Myrick is well qualified to serve as a director due to his experience in solar project design and construction.

Stewart Martin was appointed to the Board of Directors of the Company upon the consummation of the Company’s Reverse Merger and Recapitalization with Jensyn Acquisition Corp. and previously served as a member of Jensyn’s Board of Directors since November 2016. Since August 2013, he has served as Executive Vice President, Sales and Producer Development of Marsh & McLennan Agencies – Florida, a subsidiary of Marsh & McLennan Companies. He previously served as Senior Vice President and a member of the Board of Directors of Seitlin Insurance and Advisors, which was acquired by Marsh & McLennan, LLC in November 2011. The Board determined that Mr. Martin qualifies as “independent” in accordance with the published listing requirement. Mr. Martin is a member of the Company’s Compensation Committee, Corporate Governance/Nominating Committee and Audit Committee. Mr. Martin is well qualified to serve as independent director due to his substantial management and previous board experience.

Andrew Matthy was appointed to the Board of Directors of the Company on June 2, 2021. The Board determined that Mr. Matthy qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Matthy has been appointed to the Company’s Compensation Committee, Corporate Governance/Nominating Committee and Audit Committee. Mr. Matthy previously served as Vice President at Hobbs & Towne, one of the first executive search firms to ever focus on cleantech. In this role he placed senior executives in many of the leading industry platforms, often building entire teams to facilitate new market entry. Starting his career off at Iron Mountain, Andy has almost twenty years of building teams for leading finance and renewable energy firms, advising on strategy, compensation, capital structuring and more. Mr. Matthy is well qualified to serve on the Company's Audit Committee as a financial expert.

Claudia Meer was appointed to the Board of Directors on February 1, 2021. The Board determined that Ms. Meer qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Ms. Meer has been appointed to the Company’s Compensation Committee, Corporate Governance/Nominating Committee and Audit Committee. Ms. Meer has more than 30 years’ experience in corporate finance, strategy, creative deal structuring and executive leadership in real estate, hospitality, telecom, and financial services industries. For the past twelve years she has driven financial transactions in the clean energy industry. Ms. Meer currently serves as Chief Executive Officer of Coremax Consulting Inc., and formerly served as Chief Investment Officer & Chief Financial Officer at AlphaStruxure, a venture created in early 2019 by the Carlyle Group and Schneider Electric to develop and fund clean energy infrastructure. Ms. Meer is well qualified to serve on the Company’s Audit Committee as a financial expert.

Family Relationships
There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings
No officer, director, or persons nominated for such positions, promoter or significant employee of the Company has been involved in the last ten years in any of the following:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

•
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

•	being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; or

•	having any administrative proceeding been threatened against him/her related to their involvement in any type of business, securities, or banking activity.

Code of Ethics
The Company has adopted a code of ethics that applies to the directors, officers and employees of the Company. A copy of this code has been filed with the Commission as Exhibit 14 to the Original Form 10-K.

Classified Board of Directors

In accordance with our Third Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes, i.e., Class A, Class B and Class C, with only one class of directors being elected in each year and each class serving a three-year term.

Our Board of Directors consists of five members. The only terms expiring at the 2022 Annual Meeting of Stockholders are the terms of the Class C directors, Messrs. Peck and Myrick.

During the fiscal year ended December 31, 2021, our Board of Directors held three meetings and acted by Unanimous Written Consent on nineteen occasions, and our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee each held four meetings. During the fiscal year ended December 31, 2021, each of our directors attended at least 75% of the Board meetings and their respective committee meetings. The Company does not have a policy regarding director attendance at annual meetings but encourages the directors to attend if possible.

Corporate Governance

Committees of the Board of Directors
The standing committees of our Board of Directors consists of an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each of the committees report to the Board of Directors as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The Board has established an Audit Committee of the Board of Directors, which currently consists of Messrs. Matthy and Martin and Ms. Meer as Chair, each of whom meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

The Audit Committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to the Nasdaq Capital Market that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that each of Mr. Martin, Mr. Matthy and Ms. Meer satisfy Nasdaq’s definition of financial sophistication and Mr. Matthy and Ms. Meer each also qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at www.isunenergy.com. The information on our website is not part of this Amendment No. 1 or the Original Form 10-K.

Compensation Committee

The current members of our Compensation Committee are Ms. Meer and Messrs. Matthy and Martin, with Mr. Martin serving as Chair of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration of our President and Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.isunenergy.com. The information on our website is not part of this Proxy Statement. The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Our Corporate Governance and Nominating Committee consists of Ms. Meer and Messrs. Matthy and Martin, with Mr. Matthy serving as Chair. Our Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.isunenergy.com. The information on our website is not part of this Amendment No. 1 or the Original Form 10-K.

Compensation Committee Interlocks and Insider Participation
During 2021, no officer or employee served as a member of the Company’s Compensation Committee. None of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Director Independence
Our Board of Directors has determined that Messrs. Martin, Matthy and Ms. Meer are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards.

Meeting Information
The Board has an Audit Committee, a Compensation Committee and a Corporate Nominating and Governance Committee. Below is a table that provides membership and meeting information for each of the Board committees as of December 31, 2021. In fiscal year 2021, each committee member attended 100% of the meetings of each applicable committee.

Name	Audit	Compensation	Corporate Nominating & Governance
Mr. Martin	X	X*	X
Mr. Matthy	X	X	X*
Ms. Meer	X*	X	X
Total meetings in fiscal year 2021	4	4	4

* Denotes Committee Chair as of December 31, 2021

ITEM 11.	EXECUTIVE COMPENSATION

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

•	Base salary and benefits are designed to attract and retain employees over time.

•	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.

•
Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.

•
Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Named Executive Officers.

Benchmarking

The company has not yet adopted benchmarking but may do so in the future. When making compensation decisions, our Board of Directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our Board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of iSun’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2021, the Board of Directors approved all executive officer base salary decisions.

Our Board of Directors determines base salaries for the Named Executive Officers annually, and the Board, upon recommendation of the Compensation Committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the executive officers listed below during the years ended December 31, 2021 and 2020. As an emerging growth company, we have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this Amendment No. 1, these officers are referred to as our “named executive officers.”

2021 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jeffrey Peck	2021	$453,488	$225,000	$1,152,803	—	$—	$1,831,291
Chief Executive Officer, President and Chairman	2020	$472,219	$78,847	$—	—	$—	$551,066

Frederick Myrick	2021	$400,000	$50,000	$668,060	—	$—	$1,118,060
EVP of Solar	2020	$346,461	$79,066	$—	—	$—	$425,527

John Sullivan	2021	$234,347	$125,000	$559,471	—	$—	$918,818
Chief Financial Officer	2020	$167,453	$44,870	$—	—	$—	$212,323

Nonqualified Deferred Compensation
We did not sponsor any nonqualified defined contribution plans or other nonqualified deferred compensation plans during the years ended December 31, 2021 and 2020. Similarly, we did not sponsor any nonqualified defined contribution plans or other nonqualified deferred compensation plans during the years ended December 31, 2021 and 2020. Our management or Compensation Committee may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if we determine that doing so is in our best interests.

Equity Incentive Plans
The iSun 2020 Equity Incentive Plan (the “Plan”) was adopted on February 25, 2021 and approved by the stockholders of the Company at a Special Meeting of the Company’s stockholders on the same date. A total of 1,000,000 shares of Common Stock were initially available for Awards under the Plan. At a Special Meeting of the Stockholders on December 17, 2021, the Company’s stockholders approved an amendment to the Plan that increased the number of shares allocated to the Plan from 1,000,000 shares to 3,000,000 shares.

Outstanding Equity Awards as of December 31, 2021
The following options or other awards were issued to our Named Executive Officers under the Plan or were outstanding as of December 31, 2021.

	December 31, 2021
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2021	-	$-
Granted	302,000	$1.49
Exercised	100,666	$1.49
Outstanding, ending December 31, 2021	201,334	$1.49
Exercisable at December 31, 2021	-	$-

Executive Employment Agreements and Arrangements
Messers. Peck, Sullivan, and Myrick are parties to Employment Agreements and Change of Control Agreements with the Company. Material terms of the Employment Agreements are as follows:

Name	Date of Agreement	Title	Term	Compensation
Jeffrey Peck	7/1/21	Chief Executive Officer	7/1/21 – 7/1/26	Base Salary $450,000 / year, subject to increase in Board discretion, plus incentive and deferred compensation programs available, plus benefits

Frederick Myrick	7/1/21	Executive Vice President of Solar	7/1/21 – 7/1/26	Base Salary $400,000 / year, subject to increase in CEO discretion, plus incentive and deferred compensation programs available, plus benefits

John Sullivan	7/1/21	Chief Financial Officer	7/1/21 – 7/1/26	Base Salary $250,000 / year, subject to increase in CEO discretion, plus incentive and deferred compensation programs available, plus benefits

The Change of Control Agreements with Messers. Peck, Sullivan, and Myrick each provide for the following benefits upon termination of employment under certain circumstances upon a change of control: payment of accrued base salary, payment of the value of any unused paid time off and reimbursable expenses, payment of any accrued cash incentive bonus, a lump sum severance payment, permitted continuation of health benefits under COBRA, and immediate vesting and the right to exercise all equity based awards that were otherwise unvested as of the termination date, as well as the immediate lapse of any Company rights to repurchase any equity awards as of such date.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The percentage ownership information shown in the table below is based upon 14,059,177 shares of Common Stock outstanding as of April 22, 2022.

Name and Address of Beneficial Owner(1)	Shares of Common Stock		Percentage Owned
5% or greater stockholders
Jeffrey Peck	1,405,497	(2)	10.00%

Directors and Executive Officers
Jeffrey Peck	1,405,497	(2)	10.00%
John Sullivan	58,000		0.41%
Frederick Myrick	651,320	(3)	4.63%
Andrew Matthy	1,250		0.00%
Stewart Martin	7,500		0.05%
Claudia Meer	4,250		0.03%
All officers and directors as a group (6 persons)	2,127,817		15.13%
(1)	Unless otherwise indicated, the business address of each of the stockholders is 400 Avenue D, Suite 10, Williston, VT 05495.
(2)
Pursuant to a Voting Agreement, dated June 20, 2019 between Mr. Peck and certain individuals (the "Hey Holders", Mr. Peck has sole voting power over the shares held by each of the Key Holders listed in this Footnote 2, including 275,000 shares held by Branton Partners, LLC, 90,660 shares held by Corundum AB, 275,000 shares held by Mooers Partners, LLC, and 163,318 shares held by Veroma, LLC. Additionally, Mr. Peck has sole voting power over the following shares pursuant to Irrevocable Proxies executed by each of the following shareholders: 29,749 shares held by John Comeau, 304,200 shares held by Jeffrey Irish, 469,394 shares held by James Moore, 291,500 shares held by Sassoon M. Peress, and 469,394 shares held by Duane Peterson.

(3)	These shares are held by The Mykilore Trust of which Mr. Myrick is a trustee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors presently consists of five members. Our Board of Directors has determined that each of Martin, Matthy, and Meer are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a) (15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

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

Communications with the Board of Directors on Corporate Governance and Related Matters
Stockholders and other parties may communicate directly with the Board or any relevant director by addressing communications to:

iSun, Inc.
400 Avenue D, Suite 10
Williston, VT 05495

All stockholder correspondence will be compiled and forwarded as appropriate.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed by Independent Registered Public Accounting Firm

The following table sets forth information regarding fees for services rendered by Marcum LLP (New York, NY, PCAOB ID 688) related to the fiscal years ended December 31, 2021 and 2020:

Types of Fees	Fees for 2021	Fees for 2020

Audit Fees (1)	$409,399	$281,859
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$409,399	$281,859

(1)
Audit fees for the audit of the consolidated financial statements for the year ended December 31, 2021 and 2020, review of the financial statements in the Company’s Form 10-Q for the year ended December 31, 2021 and 2021 and other fees for service that only our independent registered public accounting firm can perform such as consents and assistance with review of documents filed with the SEC. .

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee has established a process for review and approval of fees and services of the independent registered public accounting firm. Requests to the Audit Committee for approval of fees and services for the independent registered public accounting firm are made in writing or via e‑mail by our Senior Vice President of Finance. The request must be specific as to the particular services to be provided but may be either for specific services or a type of service for predictable or recurring services. The Chairman of the Audit Committee reviews the request and provides a response, in writing or via e‑mail, to our Senior Vice President of Finance and approved requests are subsequently ratified by the Committee as a whole. All of the services provided by the independent registered public accounting firm in 2020 and 2019 were pre-approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSUN, INC.

By:	/s/ JEFFREY PECK	Chief Executive Officer and Chairman	May 2, 2022
	Jeffrey Peck	(Principal Executive Officer)