Form 10-Q
period 2022-03-31
ISUN, INC.
filed 2022-05-16
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

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

The number of shares of the Registrant’s Common Stock outstanding at May 13, 2022 was 14,048,192 .

ISUN, INC.

Form 10-Q

iSun, Inc.

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(In thousands, except number of shares)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets:
Cash	$1,344	$2,242
Accounts receivable, net of allowance	13,754	14,337
Costs and estimated earnings in excess of billings	3,527	4,004
Inventory	2,950	2,480
Other current assets	1,304	1,071
Total current assets	22,879	24,134
Property and equipment:
Building and improvements	336	967
Vehicles	2,942	2,908
Tools and equipment	2,405	3,127
Software	234	234
Construction in process	14	3
Solar arrays	6,708	6,859
	12,639	14,098
Less accumulated depreciation	(3,341)	(3,056)
Property and equipment, net of accumulated depreciation	9,298	11,042
Other Assets:
Captive insurance investment	270	270
Goodwill	36,907	36,907
Intangible assets	17,651	18,907
Investments	12,320	12,420
Other assets	48	48
Total other assets	67,196	68,552
Total assets	$99,373	$103,728
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,712	$13,188
Accrued expenses	6,256	7,628
Billings in excess of costs and estimated earnings on uncompleted contracts	3,221	2,389
Line of credit	5,433	4,468
Current portion of deferred compensation	31	31
Current portion of long-term debt	562	6,694
Total current liabilities	25,215	34,398
Long-term liabilities:
Deferred compensation, net of current portion	21	28
Deferred tax liability	-	772
Warrant liability	85	148
Other liabilities	3,328	3,375
Long-term debt, net of current portion	2,127	5,149
Total liabilities	30,776	43,870
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock – 0.0001 par value 49,000,000 shares authorized, 13,739,154 and 11,825,878 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	72,507	60,863
Accumulated deficit	(3,911)	(1,006)
Total Stockholders’ equity	68,597	59,858
Total liabilities and stockholders’ equity	$99,373	$103,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except number of shares)

	Three Months ended
	March 31,
	2022	2021

Earned revenue	$15,087	$7,261
Cost of earned revenue	11,917	7,142
Gross profit	3,170	119

Warehousing and other operating expenses	607	184
General and administrative expenses	7,022	1,465
Stock based compensation – general and administrative	1,244	1,071
Total operating expenses	8,873	2,719
Operating loss	(5,703)	(2,601)

Other income (expenses)
Gain on forgiveness of PPP Loan	2,592	-

Change in fair value of the warrant liability	63	(262)

Interest expense, net	(629)	(36)

Loss before income taxes	(3,677)	(2,899)
(Benefit) provision for income taxes	(772)	214

Net loss	(2,905)	(3,113)

Net income applicable to preferred shareholders	-	(70)
Net loss available to shares of common stockholders	$(2,905)	$(3,183)

Net loss per share of Common Stock - Basic and diluted	$(0.23)	$(0.41)

Weighted average shares of Common Stock - Basic and diluted	12,646,446	7,695,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2022	-	-	11,825,878	$1	$60,863	$(1,006)	$59,858

Issuance under equity incentive plan	-	-	164,067	-	1,244	-	1,244

Sale of common stock	-	-	1,749,209	-	10,400	-	10,400

Net loss	-	-	-	-	-	(2,905)	(2,905)

Balance as of March 31, 2022	-	-	13,739,154	$1	$72,507	$(3,911)	$68,597

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2021

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2021	200,000	$1	5,313,268	$1	$2,577	$5,304	$7,883

Registered Direct Offering	-	-	840,000	-	9,585	-	9,585

Acquisition of iSun Energy, LLC	-	-	300,000	-	2,922	-	2,922

Exercise of Unit Purchase Option	-	-	133,684	-	-	-	-

Redemption of common stock			(34,190)	-	(673)	-	(673)

Conversion of preferred shares	(200,000)	(1)	370,370	-	-	-	(1)

Dividends payable on preferred shares	-	-	-	-	-	(70)	(70)

Conversion of Solar Project Partners, LLC warrant	-	-	117,376	-	-	-	-

Issuance under equity incentive plan	-	-	126,083	-	1,071	-	1,071

Exercise of options	-	-	100,667	-	150	-	150

Exercise of warrants	-	-	1,516,938	-	17,444	-	17,444

Net loss	-	-	-	-	-	(3,113)	(3,113)

Balance as of March 31, 2021	-	-	8,784,196	$1	$33,076	$2,121	$35,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months ended March   31, 2022 and 2021

(In thousands)

	2022	2021
Cash flows from operating activities
Net loss	$(2,905)	$(3,113)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	548	136
Amortization expense	1,205	-
Gain on forgiveness of PPP loan	(2,592)	-
Change in fair value of warrant liability	(63)	262
Stock based compensation	1,244	1,071
Deferred finance charge amortization	-	1
Provision for deferred income taxes	(772)	213
Changes in operating assets and liabilities:
Accounts receivable	583	(1,227)
Other current assets	(233)	4
Costs and estimated earnings in excess of billings	477	(1,247)
Accounts payable	(3,476)	(329)
Accrued expenses	(1,372)	(38)
Billings in excess of costs and estimated earnings on uncompleted contracts	832	422
Inventory	(470)	(1,535)
Other liabilities	(47)	-
Deferred compensation	(7)	(8)
Net cash (used in) provided by operating activities	(7,048)	(5,388)
Cash flows from investing activities :
Purchase of solar arrays and equipment	-	(131)
Proceeds from sale of fixed assets	1,247	-
Acquisition of iSun Energy, LLC	-	(85)
Dividend receivable	100	-
Minority investments	-	(2,500)
Investment in captive insurance	-	(35)
Net cash provided by (used in) investing activities	1,347	(2,751)
Cash flows from financing activities:
Proceeds from line of credit	8,807	9,441)
Payments to line of credit	(7,842)	(8,240)
Equity incentive program	-	150)
Payments of long-term debt	(6,562)	(88
Due to stockholders	-	28
Proceeds from warrant exercise	-	17,444)
Redemption of shares	-	(673)
Proceeds from sales of common stock, gross proceeds of $10,722 less issuance cost of $322	10,400	-
Registered direct offering	-	9,585
Net cash provided by financing activities	4,803	27,647
Net (decrease) increase in cash	(898)	19,508
Cash, beginning of period	2,242	699
Cash, end of period	$1,344	$20,207
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$629	$36
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

(Dollars in thousands, except share and per share data)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a) Organization

iSun, Inc. is a solar engineering, construction and procurement contractor for commercial, industrial, residential and utility customers. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in Williston, Vermont.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iSun, Inc. and its direct and indirect wholly owned operating subsidiaries, iSun Residential, Inc., SolarCommunities, Inc., iSun Industrial, LLC, Peck Electric Co., Liberty Electric, Inc., iSun Utility, LLC, iSun Corporate, LLC and iSun Energy, LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

c) Revenue Recognition

The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services.

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction-type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of March 31, 2022 and December 31, 2021, the Company had $0 in pre-contract costs classified as a current asset under contract assets on its Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three months ended March 31, 2022 and March 31, 2021:

(In thousands)

	2022	2021
Solar Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$13,608	$6,093
Total	$13,608	$6,093

Electric Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$1,267	$889
Total	$1,267	$889

Data and Network Operations
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$212	$279
Total	$212	$279

Total
Performance obligations satisfied at a point in time	$-	$-
Performance obligations satisfied over time	$15,087	$7,261
Total	$15,087	$7,261

The following table disaggregates the Company’s Solar Operations revenue based operational segment for the three months ended March 31, 2022 and March 31, 2021:

(In thousands)

	2022	2021
Solar Operations
Residential	$6,397	$-
Commercial and Industrial	5,682	6,093
Utility	1,529	-
Total	$13,608	$6,093

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

d) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $84,000 at March 31, 2022 and $84,000 at December 31, 2021, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

e) Concentration and Credit Risks

(In thousands)

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limits. The differences between book and bank balances are outstanding checks and deposits in transit. At March 31, 2022, the uninsured balances were approximately $1,893.

f) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, estimates in recording the business combinations, goodwill, intangibles, investments, impairment on investments, warranty liability and valuation of deferred tax assets. Actual results could differ from those estimates.

g) Recently Issued Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classifications affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. This ASU is effective for the Company’s annual reporting period beginning December 31, 2022. We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures.

On May 03, 2021, the FASB issued Accounting Standards Update (ASU) 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued ASU 2021-04 to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU is effective for the Company’s annual reporting period beginning December 31, 2022. We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures.

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

i) Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On December 6, 2021, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,000,000 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2021. January 21, 2022, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,591,500 has been recognized in the income statement as a gain upon debt extinguishment for the three months ended March 31, 2022.

j) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented net of an allowance of $0 at March 31, 2022 and December 31, 2021.

k) Warrant liability

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

l) Segment Information

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

m) Legal contingencies

The Company accounts for liabilities resulting from legal proceedings when it is possible to evaluate the likelihood of an unfavorable outcome in order to provide an estimate for the contingent liability. At March 31, 2022 and 2021, there are no material contingent liabilities arising from pending litigation.

2. BUSINESS ACQUISITIONS

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

Purchase price (in thousands):
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

Purchase price (in thousands):
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

For the three months ending March 31,
(in thousands)	2021
Revenue, net	$14,249

Net loss	$(4,090)

Weighted average shares of common stock outstanding, basic and diluted	9,535,943

Net loss per share, basic and diluted	$(0.43)

3. LIQUIDITY AND FINANCIAL CONDITION

In the three months ended March 31, 2022, the Company experienced a net operating loss and negative cash flow from operations. At March 31, 2022, the Company had cash on hand of approximately $1.3 million and a working capital deficit of approximately $2.3 million. The Company utilized approximately $7.0 million in cash to support operations during the three months ending March 31, 2022. To date, the Company has relied predominantly on operating cash flow to fund its operations, borrowings from its credit facilities, sales of Common Stock and exercise of public warrants. The availability of financing and the cash flow from operations mitigates the potential for substantial doubt.

The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $26.2 million expected to be completed within three to five months, our commercial division has a contracted backlog of approximately $10.8 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $91.3 million expected to be completed within twelve to eighteen months and our utility division has 550 MW of projects currently under development with an estimated commencement date in the fourth quarter of 2022. The customer demand across our segments will provide short-term operational cash flow.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

(In thousands)

	March 31, 2022	December 31, 2021
Accounts receivable - contracts in progress	$13,332	$13,886
Accounts receivable - retainage	506	535
	13,838	14,421
Allowance for doubtful accounts	(84)	(84)
Total	$13,754	$14,337

Bad debt expense was $0 for the three months ended March 31, 2022 and 2021, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at March 31, 2022 and 2021:

(In thousands)	March 31, 2022	December 31, 2021
Costs in excess of billings	$2,205	$3,452
Unbilled receivables, included in costs in excess of billings	1,322	552
	3,527	4,004
Retainage	506	535
Total	$4,033	$4,539

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of March 31, 2022 will be billed and collected within one year. Contract liabilities were as follows at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Billings in excess of costs	$3,221	$2,389

5. CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Expenditures to date on uncompleted contracts	$14,465	$13,716
Estimated earnings thereon	2,664	2,784
	17,129	16,500
Less billings to date	(18,763)	(15,436)
	(1,634)	1,063
Plus under billings remaining on contracts 100% complete	1,940	552
Total	$306	$1,615

Included in accompany balance sheets under the following captions:

(In thousands)	March 31, 2022	December 31, 2021
Cost and estimated earnings in excess of billings	$3,527	$4,004
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,221)	(2,389)
Total	$306	$1,615

6. LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands)	March 31, 2022	December 31, 2021
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$630	$641
NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	-	216
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	165	174
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	363	377
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	40	48
Various vehicle loans, interest ranging from 0% to 10.09%, total current monthly installments of approximately $34,878 secured by vehicles, with varying terms through 2027.	1,098	1,147
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	41	48
B. Riley Commercial Capital, LLC, 8.0% interest rate, payable in full on October 15, 2022	-	6,046
Unsecured note payable in connection with the PPP, established by the federal government Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which bears interest at 1% through April 2026.	-	2,592

	March 31, 2021	December 31, 2021
CSA 5: Payable in monthly installments of $2,414, including interest at 5.5%, due August 2026.	-	119
CSA 17: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from April 2025 through maturity in April 2027.	-	133
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from June 2025 through maturity in June 2027.	132	137
CSA 5: Payable in monthly interest only installments of $1,104 through August 2019; then payments of $552, representing half of monthly interest only payments, through August 2026 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due August 2034; interest at 11.25% throughout the loan term.	-	118
CSA 17: Payable in monthly interest only installments of $1,104 through April 2020; then payments of $552, representing half of monthly interest only payments, through April 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due April 2035; interest at 11.25% throughout the loan term.	-	118
CSA 36: Payable in monthly interest only installments of $1,104 through June 2020; then payments of $552, representing half of monthly interest only payments, through June 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due June 2035; interest at 11.25% throughout the loan term.	118	118
Equipment loans	86	94
Easement liabilities	29	31
	2,702	12,157
Less current portion	(562)	(6,694)
	2,140	5,463
Less debt issuance costs	(13)	(314)
Long-term debt	$2,127	$5,149

Maturities of long-term debt are as follows:

(In thousands)

Year ending December 31:	Amount
Remainder of 2022	$461
2023	497
2024	449
2025	354
2026	753
2027 and thereafter	188
$2,702

On September 30, 2021, the Company entered into a Loan and Security Agreement with B. Riley Commercial Capital, LLC, as Lender. The proceeds of the Loan Agreement are expected to be used for acquisition finance, general corporate purposes and working capital. The Loan Agreement provides for a $10,000,000 loan facility with a maturity date of October 15, 2022, at an interest rate of 8.0% per annum. As of March 31, 2022, the balance was paid in full.

7. LINE OF CREDIT

The Company’s wholly owned subsidiary, Peck Electric Co., has a working capital line of credit with NBT Bank with a limit of $6 million and a variable interest rate based on the Wall Street Journal Prime rate, currently 3.5%. The line of credit is payable upon demand and is subject to an annual review in September 2022. The balance outstanding was $5.4 million and $4.5 million, at March 31, 2022 and December 31, 2021, respectively. Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis. As of March 31, 2022, the Company was not in compliance with the financial covenants but received a waiver of covenant default from NBT Bank.

8. COMMITMENTS AND CONTINGENCIES

(All dollar amounts in thousands)

In 2020, the Company entered into a ten-year lease agreement for a new headquarters in Williston, Vermont consisting of approximately 6,250 square feet of office space and 6,500 square feet of warehouse. The lease has annual rent of $108 with an annual increase of 2%.

The Company leases an office and warehouse facilities in Waterbury, Vermont under agreements expiring in May 2028 and August 2026, respectively. Monthly base rent for the office and warehouse facilities currently approximates $28, subject to annual 3% increases.

The Company leases an office and warehouse facility in Rhinebeck, New York from a stockholder. Monthly base rent currently approximates $7 and is on a month-to-month basis.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

Total rent expense for all of the non-cancelable leases above were $195 and $62 for the three months ended March 31, 2022 and 2021, respectively.

The Company leases vehicles and office equipment under various agreements expiring through June 2026. As of March 31, 2021, aggregate monthly payments required under these leases approximates $25.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $210 and $98 for the three months ended March 31, 2022 and 2021, respectively.

On January 27, 2022, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont entitled Sassoon Peress and Renewz Sustainable Solutions, Inc. v. iSun, Inc. alleging various claims including breach of contract, defamation, and unjust enrichment arising out of the acquisition of iSun Energy, LLC, the sole owner of which was Mr. Peress. The litigation seeks legal and equitable remedies. The Company was granted an extension to plead to Plaintiffs’ Amended Complaint until April 29, 2022. On April 29, 2022, the Company filed an Answer and Counter-Claims. The Company plans to vigorously contest the litigation. It is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate or range of potential loss.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Years ending December 31:	Amount
Remainder of 2022	$612
2023	815
2024	799
2025	796
2026	625
Thereafter	1,256
$4,903

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

As of March 31, 2022, the Company received notification that 3,641,018 warrants issued in connection with the Company’s (Jensyn Acquisition Corp.) initial public offering were exercised and 1,820,509 shares of Common Stock were issued in connection with such exercise resulting in cash proceeds to the Company of $20,906,015.

	March 31, 2022	December 31, 2021
Beginning balance	69,144	4,163,926
Granted	-	-
Exercised	-	(3,641,018)
Redeemed	-	(453,764)
Ending balance	69,144	69,144

10. FAIR VALUE MEASUREMENTS

The Public Warrants were traded under the symbol ISUNW and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at March 31, 2022	Mark-to-Market Measurement at December 31, 2021
Risk-free rate	2.28%	0.06%
Remaining term in years	2.22	2.47
Expected volatility	151.05%	152.90%
Exercise price	$11.50	$11.50
Fair value of common stock	$4.10	$5.96

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$-	$-	$-	$-
Private Warrants	85	-	-	85

		Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$-	$-	$-	$-
Private Warrants	148	-	-	148

The following is a roll forward of the Company’s Level 3 instruments:

	March 31, 2022	December 31, 2021
Beginning balance	$148	$350
Fair value adjustment – Warrant liability	(63)	(202)
Ending balance	$85	$148

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2022. During the three months ended March 31, 2022 and 2021, the Company incurred the following union assessments.

(In thousands)	Three Months Ended March 31,
	2022	2021

Pension fund	$162	$118
Welfare fund	322	343
National employees benefit fund	28	34
Joint apprenticeship and training committee	15	20
401(k) matching	49	21
Total	$576	$536

12. PROVISION FOR INCOME TAXES

The provision for income taxes for March 31, 2022 and 2021 consists of the following:

(In thousands)	Three Months Ended March 31,
	2022	2021

Current
Federal	$-	$-
State	-	1
Total Current	-	1

Deferred
Federal	(1,270)	162
State	(406)	51
Change in valuation allowance	904	-
Total Deferred	(772)	213

(Benefit) provision from Income Taxes	$(772)	$214

The Company’s total deferred tax assets and liabilities at March 31, 2022 and December 31, 2021 are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Deferred tax assets (liabilities)
Accruals and reserves	$150	$170
Tax credits	514	514
Stock-based compensation	29	-
Net operating loss	7,131	6,182
Less valuation allowance	(904)	-
Net deferred tax assets	6,920	6,866

Property and equipment	(2,274)	(3,466)
Intangibles	(4,646)	(3,857)
Stock-based compensation	-	(315)
Total deferred tax liabilities	(6,920)	(7,638)

Net deferred tax asset (liabilities)	$-	$(772)

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of March 31, 2022 and December 31, 2021. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none as of March 31, 2022 and December 31, 2021, respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

(In thousands)	Three Months Ended March 31,
	2022	2021
Income tax (benefit) expense at federal statutory rate	$(773)	$(609)
Paycheck Protection Program tax exempt loan forgiveness	(544)	-
Permanent tax differences	-	184
Permanent differences for change in fair value of warrants	(13)	-
Non-deductible goodwill and other intangible	-	833
Valuation allowance	904
State and local taxes net of federal benefit	(346)	(194)
Total	$(772)	$214

The Company received a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,487,624. The Company’s acquisition of SolarCommunities, Inc. & Subsidiaries included the acquisition of outstanding “PPP” loans of $2,591,500 and $2,000,000. Proceeds from the loans were used to cover documented expenses related to payroll, rent and utilities, during the 24-week period, subsequent to the cash being received by the Company, are eligible to be forgiven. The “PPP” loan was forgiven in its entirety in 2020 and the income is deemed to be non-taxable which results in the Company’s effective tax rate differing from the statutory rate. The SolarCommunities, Inc & Subsidiaries PPP loans of $2,000,000 were forgiven in its entirety in 2021 and $2,591,500 in its entirety in 2022.

The Company has federal net operating losses of approximately $27,000,000 of which $2,200,000 will expire beginning in 2035, $24,800,000 of the net operating losses do not expire. Net operating losses incurred beginning in 2018 are not subject to expiration under the Tax Cuts and Jobs Act, but the annual usage is limited to 80% of pre net operating loss taxable income for years beginning after December 31, 2020. The Company has tax credit carryforwards of approximately $514,000 which will expire beginning in 2034. We believe that it is more likely than not that the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

13. CAPTIVE INSURANCE

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. Premiums paid totaled $74 and $248 for the three months ending March 31, 2022 and the year ended December 31, 2021, respectively. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2021 is: (In thousands)

Total assets	$133,377
Total liabilities	$63,743
Comprehensive income	$12,496

NCL’s fiscal year end is September 30, 2021.

(In thousands)	March 31, 2022	December 31, 2021
Investment in NCL
Capital	$36	$36
Cash security	194	194
Investment income in excess of losses (incurred and reserves)	40	40
Totals	$270	$270

14. RELATED PARTY TRANSACTIONS

(All dollar amounts in thousands)

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400 of the net proceeds as paid in capital. At March 31, 2022 and December 31, 2021, the amount owed of $8 and $21, respectively, is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At March 31, 2022 and December 31, 2021, the amounts due of $9 and $39, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At March 31, 2022 and December 31, 2021, the amounts owed of $17 and $60, respectively, are included in the “due to stockholders” as there is a right to offset.

15. DEFERRED COMPENSATION PLAN

(All dollar amounts in thousands)

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155, the net present value of which is $59. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of March 31, 2022 and December 31, 2021 and recorded in the statement of operations when incurred.

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

	Three Months Ended March 31,
	2022	2021

Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	34,572	565,025
Warrants to purchase Common Stock, from Solar Project Partners, LLC. Exchange and Subscription Agreement	-	-
Conversion of Preferred Stock to Common Stock from GreenSeed Investors, LLC Exchange and Subscription Agreement	-	-
Unvested restricted stock awards	205,335	161,470
Unvested options to purchase Common Stock	350,668	-
Totals	1,019,575	1,155,495

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

17. RESTRICTED STOCK AND STOCK OPTIONS

Options

As of March 31, 2022, the Company has 201,334 non-qualified stock options outstanding to purchase 201,334 shares of Common Stock, per the terms set forth in the option agreements executed in January 2021. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $1.49 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.7 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 187.94%, b) term of 2 years, c) risk free rate of 0.13% and d) a dividend yield of 0%.

As of March 31, 2022, the Company has 375,000 non-qualified stock options outstanding to purchase 375,000 shares of Common Stock, per the terms set forth in the option agreements executed in January 2022. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $5.04 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.2 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 125.96%, b) term of 2 years, c) risk free rate of 0.06% and d) a dividend yield of 0%.

	Three Months Ended March 31, 2022
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2022	201,334	$1.49
Granted	375,000	$5.04
Exercised	-	$1.49
Outstanding, ending March 31, 2022	576,334	$3.80
Exercisable at March 31, 2022	225,666	$3.46

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding at March 31, 2022 was $0.5 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $4.10 as of March 31, 2022 and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2022 and 2021, the Company charged a total of $0.6 million and $0.1, respectively to operations to recognize stock-based compensation expense. As of March 31, 2022, the Company had $1.1 million in unrecognized stock based compensation related to 576,334 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All units are expected to vest.

The stock options were exercised for 100,667 shares of Common Stock providing approximately $0.1 million of cash flow to the Company.

Restricted Stock Grant to Executives

With an effective date of January 4, 2021, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2021 (the January 2021 RSGAs). All shares issuable under the January 2021 RSGA are valued as of the grant date at $6.15 per share representing the fair market value. The January 2021 RSGA provides for the issuance of up to 241,000 shares of the Company’s Common Stock. The restricted shares shall vest as follows: 80,333 of the restricted shares shall vest immediately, 80,333 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 80,334 restricted shares, shall vest on the two (2) year anniversary of the effective date.

With an effective date of January 24, 2022, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2022 (the January 2022 RSGAs). All shares issuable under the January 2022 RSGA are valued as of the grant date at $5.04 per share representing the fair market value. The January 2022 RSGA provides for the issuance of up to 187,500 shares of the Company’s Common Stock. The restricted shares shall vest as follows: 62,500 of the restricted shares shall vest immediately, 62,500 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 62,500 restricted shares, shall vest on the two (2) year anniversary of the effective date.

In the three months ended March 31, 2022 and 2021, stock-based compensation expense of $0.5 million and $0.1, respectively was recognized for the January 2021 and January 2022 RSGA.

Stock-based compensation, excluding the January 2022 and 2021 RSGA, related to employee and director options totaled $0.1 and $0.0 for the three months ended March 31, 2022 and 2021, respectively.

On December 17, 2021, the stockholders approved an amendment to the 2020 Equity Incentive Plan increasing the available shares of Common Stock to 3,000,000 shares of Common Stock.

18. INVESTMENTS

Investments consist of: (In thousands)

	March 31, 2022	December 31, 2021
GreenSeed Investors, LLC	$4,224	$4,324
Investment in Solar Project Partners, LLC	96	96
Investment in Gemini Electric Mobility Co.	2,000	2,000
Investment in NAD Grid Corp. d/b/a AmpUp	1,000	1,000
Investment in Encore Renewables	5,000	5,000
Total	$12,320	$12,420

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

Pursuant to the Exchange Agreement, the Company subscribed for 500,000 Units of Class B Preferred Membership units of GSI in exchange for 200,000 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). In addition to the investment by GSI in the Preferred Shares, GSI obtained additional capital contributions which valued the Units at $10.00 per Unit. As the Company acquired 500,000 Units, the market transactions were utilized as a Level 1 fair value instruments in determining the valuation of the investment. As of April 22, 2020, the fair value of the investment in GSI was $5.0 million. Separately, the Company subscribed for and purchased 100,000 Units of SPP in exchange for the issuance by the Company of a Warrant to acquire 275,000 shares of the Company’s Common Stock at an exercise price of $15.00 per share. As of March 31, 2022, the warrant was converted to 117,376 shares of Common Stock on a cashless basis.

The Exchange Agreement provides that as long as the dividend payment on the Preferred Shares in each calendar quarter is equal to the aggregate distribution with respect to the GSI Units, such payments and distributions shall be offset and neither GSI nor the Company need to make any cash payments to the other. For the three months ended March 31, 2022, the Company received a return of capital from GSI in the amount of $100,000. The dividend receivable of $100,000 is included in other current assets as of March 31, 2022.

The Company granted to GSI the right to repurchase up to 400,000 (in tranches of 50,000) of the Units at a valuation of $10.00 per Unit totaling $4.0 million.

The Company granted to GSI registration rights with respect to the Preferred Shares, the Warrant, and the Common Stock underlying the Warrant.

The GSI and SPP investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of GSI and SPP, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. No net appreciation or depreciation in fair value of the investments was recorded during the year ended March 31, 2022, as there were no observable price changes.

Gemini and AmpUp

On March 18, 2021, the Company made a minority investment of $1.5 million in Gemini Electric Mobility Co. (“Gemini”) utilizing a Simple Agreement for Future Equity. On May 6, 2021, the Company made an additional minority investment of $0.5 million in Gemini.

On March 18, 2021, the Company made a minority investment of $1.0 million in Nad Grid Corp (“AmpUp”) utilizing a Simple Agreement for Future Equity.

The Gemini and AmpUp investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. These investments are minority investments intended to support electric vehicle infrastructure development. The Company has no control in these entities. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. At March 31, 2022, the equity investment for Gemini and AmpUp was $2.0 million and $1.0 million, respectively. No net appreciation or depreciation in fair value of the investments was recorded during the three months ending March 31, 2022, as there were no observable price changes.

Encore Renewables

On November 24, 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company invested $5.0 million in Encore Redevelopment, LLC (“Encore”) representing a fully-diluted 9.1% ownership interest.

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

19. STOCK REDEMPTION

On January 25, 2021, the Company purchased 34,190 shares of Common Stock from certain executives at $19.68 per share, which was the 5-day average of the closing prices for the Common Stock as reported by the Nasdaq Capital Market for the five trading days immediately preceding January 22, 2021, for a total of approximately $673,000. Upon redemption, the shares of Common Stock were retired.

20. SUBSEQUENT EVENTS

2020 Equity Incentive Plan

With an effective date of April 18, 2022, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a Restricted Stock Grant Agreements with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2022 (the April 2022 RSGAs). All shares issuable under the April 2022 RSGAs are valued as of the grant date at $5.04 per share representing the fair market value. The April 2022 RSGA provides for the issuance of up to 337,033 shares of the Company’s Common Stock. The restricted shares shall vest as follows: 112,345 of the restricted shares shall vest December 31, 2022, 112,345 of the restricted shares shall vest on December 31, 2023, and the balance, or 112,343 shall vest on December 31, 2024.

Sale of Common Stock pursuant to S-3 Registration Statement

Subsequent to March 31, 2022, 309,038 shares of Common Stock were sold under the B. Riley Sales Agreement between April 1, 2022 and May 11, 2022, pursuant to a prospectus supplement that was filed with the SEC on February 10, 2021. Total gross proceeds for the shares were $1.28 million or $4.14 per share. Net proceeds after issuance costs were $1.24 million or $4.01 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and 2021 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, impairment on investment, estimates in recording business combinations, goodwill, intangibles, revenue recognition utilizing a cost to cost method, allowances for uncollectible accounts, impairment on investments, warrant liability and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three months ended March 31, 2022 and 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of March 31, 2022 and 2021.

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

Union Labor

The Company uses union labor in order to construct and maintain the solar, electric and data work that comprise the core activities of its business. As such, contributions were made by the Company to the National Joint Apprenticeship and Training Committee, the National Electrical Benefit Funds, Union Pension Plans and a union Health and Welfare Fund. Each employee contributes monthly to the International Brotherhood of Electrical Workers (“IBEW”). The Company’s contract with the IBEW expires May 31, 2022 and is currently in negotiations for renewal.

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

Warranty Liability

On April 12, 2021, the staff of the SEC issued a public statement regarding the treatment of accounting for public and private warrants issued by SPAC companies, stating that these warrants should be accounted for as liabilities as opposed to equity. Since our acquisitions by Jensyn Acquisition Corp in 2019, we were accounting for our warrants as equity and therefore had to restate our financials for prior periods. The restatement has no effect on our cash balances or adjusted EBITDA. As of the May 24, 2021, we have no public warrants outstanding as all public warrants have been exercised or redeemed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

REVENUE AND COST OF EARNED REVENUE

For the three months ended March 31, 2022, our revenue increased 106.8% to $15.1 million compared to $7.3 million for the three months ended March 31, 2021. Cost of earned revenue for the three months ended March 31, 2022, was 66.9% higher at $11.9 million compared to $7.1 million for the three months ended March 31, 2021. As revenue increased at a higher rate than cost of earned revenue, we realized an overall improvement to margins. Our revenue increased as a result of multiple acquisitions throughout 2021 that allows the Company to serve the residential, commercial, industrial and utility solar markets while providing our traditional electric, data and telecommunication services. Our revenue mix consisted of $6.4 million from our Residential and Small Commercial division, $7.2 from our Large Commercial and Industrial division and $1.5 million from our Utility division.

Gross profit was $3.2 million for the three months ended March 31, 2022. This compares to $0.1 million of gross profit for the three months ended March 31, 2021. The gross margin was 21.0% in the three months ended March 31, 2022 compared to 1.6% in the three months ended March 31, 2021. As previously reported, our margins returned to more normal levels following the negative impact of the COVID-19 pandemic in the second half of 2021. We have seen our margins grow to an approximate range of 18% to 21% over the last three quarters.

For the remainder of 2022, we anticipate an increase in revenue over 2021 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has   customer orders of approximately $26.2 million expected to be completed within three to five months, our commercial division has a contracted backlog of approximately $10.8 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $91.3 million expected to be completed within twelve to eighteen months and our utility division has 550 MW of projects currently under development with an estimated commencement date in the fourth quarter of 2022. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of its pipeline projects.

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2022 expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Connecticut, Massachusetts, Maine, New Hampshire, Maryland and Tennessee.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on our industry reputation, and therefore have not historically incurred significant selling and marketing expenses. For the three months ended March 31, 2022, we recognized sales and marketing expenses of approximately $0.2 million that had been incurred by SunCommon. SunCommon is a wholly-owned subsidiary and our residential division brand and will incur marketing expenses as a means to generate sales demand.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $7.0 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. As a percentage of revenue, G&A expenses increased to 46.5% in the three months ended March 31, 2022 compared to 20.2% in the three months ended March 31, 2021. In total dollars, G&A increased as we developed our internal platform to support the growth of our new customer revenue channels. With the acquisitions throughout 2021, we increased G&A significantly in order to maintain operational consistency across the newly acquired entities. As we assess efficiencies, we would anticipate the realization of operation synergies which would allow an overall reduction in G&A in future periods. The growth in G&A is also attributed to several non-cash related expenses, such as depreciation and amortization, resulting from the acquisition of intangibles and fixed assets throughout 2021. For the three months ended March 31, 2022 and 2021, the non-cash expenses related to depreciation and amortization totaled $1.8 million and $0.1 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses for 2022 are expected to be stable or decrease compared to prior years as we continue to look for opportunities to streamline our operations and decrease our cost structure. To date, we have reduced certain administrative and insurance costs and restructured our utilization of skilled labor in order to reduce the overhead burden, without compromising the ability to operate effectively.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2022, we incurred $1.2 million in total non-cash stock-based compensation expense compared to $1.1 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended March 31, 2022, was $0.6 million compared to $0.04 million for the same period of the prior year. The increase in interest expense is primarily a result of the short term loan to B Riley that was paid in full in March 2022.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the three months ended March 31, 2022, was 21.0% and March 31, 2021 was (7.4%). The proforma effective tax rate for the three months March 31, 2022 was 21.0% and March 31, 2021 was 27.72%. Please see the rate reconciliation in FN 12 for an explanation of the effective tax rate.

NET LOSS

The net loss for the three months ended March 31, 2022 was $2.9 million compared to a net loss of $3.1 million for the three months March 31, 2021.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

(In thousands, except number of shares)	Three months ended March 31,
	2022	2021
Net income (loss)	$(2,905)	$(3,183)
Depreciation and amortization	1,752	136
Interest expense	629	36
Stock based compensation	1,244	1,071
Change in fair value of warrant liability	(63)	262
Income tax (benefit)	(772)	214
EBITDA	(115)	-
Other costs(1)	10	-
Adjusted EBITDA	(105)	(1,394)

Weighted Average shares outstanding	12,646,446	7,695,279

Adjusted EPS	(0.01)	(0.18)

(1)	Other costs consist of one-time expenses related to the valuation of acquisitions of SolarCommunities, Inc.

(2)	As the forgiveness of the PPP loan is considered a one-time expense, the Company considered including the forgiveness of $2.6 million and $0 million for the three months ended March 31, 2022 and 2021, respectively, as a reconciling item. The Company excluded the forgiveness on the basis that had it not been awarded a PPP loan, the Company would have terminated, furlough or reduced its workforce during the COVID-19 pandemic shutdown.

LIQUIDITY AND CAPITAL RESOURCES

We had $1.3 million in unrestricted cash at March 31, 2022, as compared to $20.2 million at March 31, 2021.

As of March 31, 2022, our working capital deficit was $2.3 million compared to a working capital surplus of $22.5 million at March 31, 2021. To date, the Company has relied predominantly on operating cash flow to fund its operations, borrowings from its credit facilities, sales of Common Stock and exercise of public warrants. The availability of financing and the cash flow from operations mitigates the potential for substantial doubt.

As of May 13, 2022, the Company had approximately $20.4 million in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

We believe that the aggregate of our existing cash and cash equivalents, including our working capital line of credit and sales of Common Stock pursuant to our shelf registration, will be sufficient to meet our operating cash requirements for at least 12 months from the date these financial statements are made available. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $26.2 million expected to be completed within three to five months, our commercial division has a contracted backlog of approximately $10.8 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $76.1 million expected to be completed within twelve to eighteen months and our utility division has 550 MW of projects currently under development with an estimated commencement date in the fourth quarter of 2022. The customer demand across our segments will provide short-term operational cash flow.

Cash flow used in operating activities was $7.0 million for the three months ended March 31, 2022, compared to $5.4 million of cash used by operating activities in the three months ended March 31, 2021. The decrease in cash provided by operating activities was primarily the result of the decrease in accounts payable of $3.4 million, and decrease of accrued expenses of $1.4 million, and gain on forgiveness of PPP loan of $2.6 million.

Net cash provided by investing activities was $1.3 million for the three months ended March 31, 2022, compared to $2.8 million used in the three months ended March 31, 2021. The increase in cash provided by investing activites was primarily the result of proceeds from the sale of fixed assets of $1.2 million.

Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2022 compared to $27.7 million of cash provided by financing activities for the three months ended March 31, 2021. The cash flow provided by financing activities consisted of $1.0 million of borrowings from the line of credit, $10.4 million from the sale of common stock and a $6.6 million payment of long term debt.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in internal control over financial reporting.

PART II – Other Information

Item 1.	Legal Proceedings

On January 27, 2022, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont entitled Sassoon Peress and Renewz Sustainable Solutions, Inc. v. iSun, Inc. alleging various claims including breach of contract, defamation, and unjust enrichment arising out of the acquisition of iSun Energy, LLC, the sole owner of which was Mr. Peress. The litigation seeks legal and equitable remedies. The Company was granted an extension to plead to Plaintiffs’ Amended Complaint until April 29, 2022. On April 29, 2022, the Company filed an Answer and Counter-Claims. The Company plans to vigorously contest the litigation. It is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate or range of potential loss.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of iSun, Inc.	By Reference	8-K	February 2, 2022

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May 2022.

iSUN, INC.

	By:	/s/ Jeffrey Peck

Jeffrey Peck

Chief Executive Officer

(Principal Executive Officer)

	By:	/s/ John Sullivan

John Sullivan

Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated: May 16, 2022

