Form 10-Q
period 2022-09-30
ISUN, INC.
filed 2022-11-14
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the Registrant’s Common Stock outstanding at November 10, 2022 was 15,227,582.

ISUN, INC.

Form 10-Q

iSun, Inc.

Consolidated Balance Sheets

September 30, 2022 (Unaudited) and December 31, 2021

(In thousands, except number of shares)

-	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash	$3,806	$2,242
Accounts receivable, net of allowance	11,755	14,337
Costs and estimated earnings in excess of billings	3,653	4,004
Inventory	3,462	2,480
Other current assets	1,064	1,071
Total current assets	23,740	24,134
Other Assets:
Property and equipment, net of accumulated depreciation	8,796	11,091
Captive insurance investment	270	270
Goodwill	36,907	36,907
Intangible assets, net	15,243	18,858
Investments	12,120	12,420
Other assets	48	48
Total other assets	73,384	79,594
Total assets	$97,124	$103,728
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,980	$13,188
Accrued expenses	7,723	7,628
Billings in excess of costs and estimated earnings on uncompleted contracts	6,143	2,389
Line of credit	5,646	4,468
Current portion of deferred compensation	31	31
Current portion of long-term debt	565	6,694
Total current liabilities	29,088	34,398
Long-term liabilities:
Deferred compensation, net of current portion	6	28
Deferred tax liability	-	772
Warrant liability	50	148
Other liabilities	2,318	3,375
Long-term debt, net of current portion	2,100	5,149
Total liabilities	33,562	43,870
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock – 0.0001 par value 49,000,000 shares authorized, 15,227,582 and 11,825,878 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	1
Additional paid-in capital	78,086	60,863
Accumulated deficit	(14,526)	(1,006)
Total Stockholders’ equity	63,562	59,858
Total liabilities and stockholders’ equity	$97,124	$103,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except number of shares)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021
Earned revenue	$19,034	$6,679	$50,597	$18,293
Cost of earned revenue	15,417	5,376	40,057	17,506
Gross profit	3,617	1,303	10,540	787

Warehousing and other operating expenses	172	79	1,539	207
General and administrative expenses	5,965	2,358	17,474	5,477
Stock based compensation – general and administrative	567	218	2,402	1,555
Depreciation and amortization	1,770	271	5,300	576
Total operating expenses	8,474	2,926	26,715	7,815
Operating loss	(4,857)	(1,623)	(16,175)	(7,028)

Other income (expenses)
Gain on forgiveness of PPP Loan	-	-	2,592	-
Gain on sale of fixed assets	-	63	-	63
Change in fair value of the warrant liability	7	126	98	944
Interest expense, net	(84)	(42)	(800)	(130)

Loss before income taxes	(4,934)	(1,476)	(14,285)	(6,151)
(Benefit) provision for income taxes	-	(820)	(765)	(1,057)

Net loss	(4,934)	(656)	(13,520)	(5,094)

Preferred shareholders’ dividend	-	-	-	(69)
Net loss available to shares of common stockholders	$(4,934)	$(656)	$(13,520)	$(5,163)

Net loss per share of Common Stock - Basic and diluted	$(0.36)	$(0.08)	$(0.98)	$(0.60)

Weighted average shares of Common Stock - Basic and diluted	13,546,624	8,398,596	13,769,564	8,658,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2022

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2022	-	-	11,825,878	$1	$60,863	$(1,006)	$59,858

Issuance under equity incentive plan	-	-	164,067	-	1,244	-	1,244

Sale of common stock pursuant to S-3 registration statement	-	-	1,749,209	-	10,400	-	10,400

Net loss	-	-	-	-	-	(2,905)	(2,905)

Balance as of March 31, 2022	-	-	13,739,154	$1	$72,507	$(3,911)	$68,597

Issuance under equity incentive plan	-	-	333,888	-	1,476	-	1,476

Sale of common stock pursuant to S-3 registration statement	-	-	309,038	-	1,239	-	1,239

Net Loss	-	-	-	-	-	(5,681)	(5,681)

Balance as of June 30, 2022	-	-	14,382,080	$1	$75,222	$(9,592)	$65,631

Issuance under equity incentive plan	-	-	9,000	-	567	-	567

Sale of common stock pursuant to S-3 registration statement	-	-	836,502	1	2,297	-	2,298

Net Loss	-	-	-	-	-	(4,934)	(4,934)

Balance as of September 30, 2022	-	$-	15,227,582	$2	$78,086	$(14,526)	$63,562

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2021

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2021	200,000	$1	5,313,268	$1	$2,577	$5,304	$7,883

Registered Direct Offering	-	-	840,000	-	9,585	-	9,585

Acquisition of iSun Energy, LLC	-	-	300,000	-	2,922	-	2,922

Exercise of Unit Purchase Option	-	-	133,684	-	-	-	-

Redemption of common stock	-	-	(34,190)	-	(673)	-	(673)

Conversion of preferred shares	(200,000)	(1)	370,370	-	-	-	(1)

Dividends payable on preferred shares	-	-	-	-	-	(70)	(70)

Conversion of Solar Project Partners, LLC warrant	-	-	117,376	-	-	-	-

Issuance under equity incentive plan	-	-	126,083	-	1,071	-	1,071

Exercise of options	-	-	100,667	-	150	-	150

Exercise of warrants	-	-	1,516,938	-	17,444	-	17,444

Net loss	-	-	-	-	-	(3,113)	(3,113)

Balance as of March 31, 2021	-	-	8,784,196	$1	$33,076	$2,121	$35,198

Exercise of Warrants	-	-	303,571	-	3,462	-	3,462

Stock based compensation	-	-	-	-	265	-	265

Net loss	-	-	-	-	-	(1,324)	(1,324)

Balance as of June 30, 2021	-	-	9,087,767	1	$36,803	$797	$37,601

Issuance under equity incentive plan			15,666		218		218

Net loss	-	-	-	-	-	(656)	(656)

Balance as of September 30, 2021	-	$-	9,103,433	$1	$37,021	$141	$37,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months ended September 30, 2022 and 2021

(In thousands)

-	2022	2021
Cash flows from operating activities
Net loss	$(13,520)	$(5,094)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,685	576
Amortization expense	3,615	-
Bad debt expense	87	-
Gain on forgiveness of PPP loan	(2,592)	-
Change in fair value of warrant liability	(98)	(944)
Stock based compensation	2,402	1,555
Deferred finance charge amortization	302	2
Deferred taxes	(772)	(1,059)
(Gain) on sale of fixed assets	-	(63)
Changes in operating assets and liabilities:
Accounts receivable	2,495	688
Other current assets	7	(47)
Costs and estimated earnings in excess of billings	351	(1,996)
Inventory	(982)	(1,535)
Accounts payable	(4,208)	(679)
Accrued expenses	980	(70)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,754	512
Other liabilities	(1,057)	-
Deferred compensation	(22)	(23)
Net cash used in operating activities	(7,573)	(8,177)
Cash flows from investing activities:
Purchase of solar arrays and equipment	(637)	(614)
Proceeds from sale of fixed assets	1,247	-
Acquisition of Oakwood Construction Services, LLC	-	(1,000)
Acquisition of iSun Energy, LLC	-	(85)
Dividend receivable	300	200
Minority investments	-	(3,000)
Investment in captive insurance	-	(35)
Net cash provided by (used in) investing activities	910	(4,534)
Cash flows from financing activities:
Proceeds from line of credit	20,453	21,263
Payments to line of credit	(19,275)	(21,664)
Equity incentive program	-	150
Proceeds from long-term debt	230	10,216
Payments of long-term debt	(7,118)	(287)
Due to stockholders	-	(24)
Proceeds from warrant exercise	-	20,906
Redemption of shares	-	(673)
Proceeds from sales of common stock, net	13,937	-
Registered direct offering	-	9,585
Net cash provided by financing activities	8,227	39,472
Net increase in cash	1,564	26,761
Cash, beginning of period	2,242	699
Cash, end of period	$3,806	$27,460
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$800	$127
Income taxes	7	-
Supplemental schedule of non-cash investing and financing activities
Accrued Employee Incentive Compensation settled in stock	885	-
Preferred dividends satisfied with distribution from investment	-	70
Shares of Common Stock issued for conversion of Solar Project Partners, LLC	-	12
Shares of Common Stock issued for exercise of Unit Purchase Option on a cashless basis	-	13
Shares of Common Stock issued for conversion of preferred stock		37
Shares of Common Stock issued for acquisition of iSun Energy LLC	-	2,922

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc

Notes to Consolidated Financial Statements

September 30, 2022 and 2021

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of iSun, Inc. and its direct and indirect wholly-owned operating subsidiaries, iSun Residential, Inc., SolarCommunities, Inc., iSun Industrial, LLC, Peck Electric Co., Liberty Electric, Inc., iSun Utility, LLC, iSun Corporate, LLC and iSun Energy, LLC. All material intercompany transactions have been eliminated upon consolidation of these entities.

c) Revenue Recognition

The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services.

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction-type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of September 30, 2022 and December 31, 2021, the Company had $0 in pre-contract costs classified as a current asset under contract assets on its Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three and nine months ended September 30, 2022 and September 30, 2021:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Performance obligations satisfied over time
Solar	$16,836	$5,378	$45,311	$14,987
Electric	1,994	931	4,510	2,426
Data and Network	204	370	776	880
Totals	$19,034	$6,679	$50,597	$18,293

The following table disaggregates the Company’s revenue based operational division for the three and nine months ended September 30, 2022 and September 30, 2021:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations
Residential	$11,338	$-	$27,684	$-
Commercial and Industrial	5,933	6,059	19,085	17,423
Utility	1,763	620	3,828	870
Totals	$19,034	$6,679	$50,597	$18,293

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

d) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $171,000 at September 30, 2022 and $84,000 at December 31, 2021, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

e) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limits. The differences between book and bank balances are outstanding checks and deposits in transit. At September 30, 2022, the uninsured balances were approximately $2,261,000.

f) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, estimates in recording the business combinations, goodwill, intangibles, investments, impairment on investments, warrant liability and valuation of deferred tax assets. Actual results could differ from those estimates.

g) Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. The guidance improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for our fiscal year beginning after December 15, 2022, January 1, 2023 with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures.

On May 03, 2021, the FASB issued Accounting Standards Update (ASU) 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued ASU 2021-04 provides guidance that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard also provides guidance on how an entity should measure and recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified. The amendments in this ASU are effective for the Company for fiscal years beginning after December 15, 2021. The Company anticipates adopting the provisions of ASU 2021-04 for the annual reporting period and subsequent interim periods after December 31, 2022 and does not anticipate their being a material impact to its financial statements.

Standard to be Adopted in Future Reporting Periods

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance will require lessees to recognize a right-to-use asset and lease liability for most of its leases with a term of more than twelve months, including those classified as operating leases. The new guidance also requires additional quantitative and qualitative disclosures. This guidance will be effective for annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 to provide an optional transition method allowing entities to apply the new lease standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (modified retrospective approach) as opposed to restating prior period financial statements. The Company anticipates adopting the ASU and related amendments for the annual reporting period and subsequent interim periods after December 31, 2022 and elected certain practical expedients permitted under the transition guidance. The Company plans to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods, retained historical lease classification, nor apply hindsight in determining the lease term. The Company will elect the short-term lease exception for all classes of assets, and therefore will not apply the recognition requirements for leases of 12 months or less.

The Company is in the process of reviewing its lease contracts, updating its accounting policies, and implementing a new system as well as processes and internal controls to support the Company’s financial reporting and disclosure under the new standard. The Company estimates that the impact to its balance sheet would be an increase to a right-to-use asset of $7,429,000 and lease liability of $7,732,000 as of January 1, 2022 and a right-to-use asset of $6,945,000 and lease liability as of $7,289,000 as of September 30, 2022. The Company does not expect a material impact to its statement of operations.

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

i) Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On January 21, 2022, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,591,500 has been recognized in the income statement as a gain upon debt extinguishment for the nine months ended September 30, 2022.

j) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented at net realizable value with reserves for obsolete inventory of $0 at September 30, 2022 and December 31, 2021.

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

m) Legal contingencies

The Company accounts for liabilities resulting from legal proceedings when it is possible to evaluate the likelihood of an unfavorable outcome in order to provide an estimate for the contingent liability. At September 30, 2022 and 2021, there are no material contingent liabilities arising from pending litigation.

n) Reclassification

Certain reclassifications have been made to prior year’s financial statement to conform to classifications used in the current year.

2. BUSINESS ACQUISITIONS

Pro Forma Information (Unaudited)

The results of operations of SolarCommunities, Inc. and Liberty Electric, Inc. which the Company acquired on the October 1, 2021 and November 1, 2021 closing dates, respectively, have been included in our December 31, 2021 consolidated financial statements and include approximately $12.5 million and $0.7 million of total revenue. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the three and nine months ended September 30, 2021, assuming the acquisitions had been completed as of January 1, 2021. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of acquisition transaction expenses totaling $1.235 million incurred in 2021. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had been effective as of these dates, or of future results.

(in thousands)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue, net	$16,672	$44,837

Net Income (Loss)	1,045	433

Weighted average shares of common stock outstanding, basic and diluted	10,944,097	10,499,069

Net Loss per share, basic and diluted	$0.10	$0.04

3. LIQUIDITY AND FINANCIAL CONDITION

In the nine months ended September 30, 2022, the Company experienced a net operating loss of $16.2 million and negative cash flow from operations of $7.6 million. At September 30, 2022, the Company had cash on hand of approximately $3.8 million and a working capital deficit of approximately $5.3 million. The Company utilized approximately $7.6 million in cash to support operations during the nine months ending September 30, 2022. To date, the Company has relied predominantly on operating cash flow, borrowings from its credit facilities, and sales of Common Stock. The above raises substantial doubt about the ability for the Company to continue as a going concern. However, the Company believes the matters outlined below alleviate that substantial doubt.

The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $25.8 million expected to be completed within three to five months, our commercial division has a contracted backlog of approximately $12.6 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $140.7 million expected to be completed within twelve to eighteen months and our utility division has 1,300 MW of projects currently under development. The Company estimates approximately 100 MW of utility scale projects to achieve notice to proceed in the second half 2023. The customer demand across our segments will provide short-term operational cash flow.

As of September 30, 2022, the Company had approximately $18.0 million in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

The Company believes its current cash on hand, potential additional sales of Common Stock, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

(In thousands)

	September 30, 2022	December 31, 2021
Accounts receivable - contracts in progress	$11,822	$13,886
Accounts receivable - retainage	104	535
	11,926	14,421
Allowance for doubtful accounts	(171)	(84)
Total	$11,755	$14,337

Bad debt expense was $69,000 and $87,000 for the three and nine months ended September 30, 2022, respectively. Bad debt expense was immaterial for the three and nine months ended September 30, 2021, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at September 30, 2022 and 2021:

(In thousands)	September 30, 2022	December 31, 2021
Costs in excess of billings	$3,314	$3,452
Unbilled receivables, included in costs in excess of billings	339	552
	3,653	4,004
Retainage	104	535
Total	$3,757	$4,539

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of September 30, 2022 will be billed and collected within one year. Contract liabilities were as follows at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Billings in excess of costs	$6,143	$2,389

5. CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Expenditures to date on uncompleted contracts	$24,022	$13,716
Estimated earnings thereon	3,786	2,783
	27,808	16,499
Less billings to date	(30,637)	(15,436)
	(2,829)	1,063
Plus under billings remaining on contracts 100% complete	339	552
Total	$(2,490)	$1,615

Included in accompany balance sheets under the following captions:

(In thousands)	September 30, 2022	December 31, 2021
Cost and estimated earnings in excess of billings	$3,653	$4,004
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,143)	(2,389)
Total	$(2,490)	$1,615

6. LONG-TERM DEBT

A summary of long-term debt is as follows:

(In thousands)	September 30, 2022	December 31, 2021
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$609	$641
NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 repaid in full January 2022.	-	216
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	147	174
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	338	377
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	23	48
Various vehicle loans, interest ranging from 0% to 10.09%, total current monthly installments of approximately $37,000 secured by vehicles, with varying terms through 2027.	1,026	1,147
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	28	48
B. Riley Commercial Capital, LLC, 8.0% interest rate, repaid in full March 2022.	-	6,046
Unsecured note payable in connection with the PPP, established by the federal government Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which bears interest at 1%, forgiven in January 2022.	-	2,592

	September 30, 2022	December 31, 2021
CSA 5: Payable in monthly installments of $2,414, including interest at 5.5%, repaid in full February 2022.	-	119
CSA 17: Payable in monthly installments of $2,414, including interest at 5.5%. Repaid in full February 2022.	-	133
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from September 2025 through maturity in September 2027.	121	137
CSA 5: Payable in monthly interest only installments of $1,104 through August 2019; then payments of $552. Repaid in full February 2022.	-	118
CSA 17: Payable in monthly interest only installments of $1,104 through April 2020; then payments of $552.. Repaid in full February 2022.	-	118
CSA 36: Payable in monthly interest only installments of $1,104 through September 2020; then payments of $552, representing half of monthly interest only payments, through September 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due September 2035; interest at 11.25% throughout the loan term.	118	118
Equipment loans	267	94
Easement liabilities	-	31
	2,677	12,157
Less current portion	(565)	(6,694)
	2,112	5,463
Less debt issuance costs	(12)	(314)
Long-term debt	$2,100	$5,149

Maturities of long-term debt are as follows:

(In thousands)

Year ending December 31:	Amount
Remainder of 2022	$149
2023	550
2024	494
2025	408
2026	808
2027 and thereafter	268
Total	$2,677

7. LINE OF CREDIT

The Company’s wholly owned subsidiary, Peck Electric Co., has a working capital line of credit with NBT Bank with a limit of $6 million and a variable interest rate based on the Wall Street Journal Prime rate, currently 6.25%. The line of credit is payable upon demand and is subject to an annual review in December 2022. The balance outstanding was $5.6 million and $4.5 million, at September 30, 2022 and December 31, 2021, respectively. Borrowing is based on 80% of eligible accounts receivable. The line is secured by all business assets and is subject to certain financial covenants. These financial covenants consist of a minimum debt service coverage ratio of 1.20 to 1.00 measured on a quarterly basis. As of September 30, 2022, the Company was not in compliance with the financial covenants but received a waiver of covenant default from NBT Bank.

8. COMMITMENTS AND CONTINGENCIES

Leases:

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

Total rent expense for all of the non-cancelable leases above were $191 and $49 for the three months ended September 30, 2022 and 2021, respectively. Total rent expense for all of the non-cancelable leases above were $567 and $111 for the nine months ended September 30, 2022 and 2021, respectively.

The Company leases vehicles and office equipment under various agreements expiring through September 2026. As of September 30, 2022, aggregate monthly payments required under these leases approximates $12.

The Company also rents equipment to be used on jobs under varying terms not exceeding one year. Total rent expense under short term rental agreements was $387 and $99 for the three months ended September 30, 2022 and 2021, respectively. Total rent expense under short term rental agreements was $706 and $196 for the nine months ended September 30, 2022 and 2021, respectively.

Future minimum lease payments required under all of the non-cancelable operating leases are as follows:

Years ending December 31:	Amount
Remainder of 2022	$379
2023	804
2024	812
2025	800
2026	718
2027	452
Thereafter	1,015
$4,980

Litigation:

On January 27, 2022, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont, entitled Sassoon Peress and Renewz Sustainable Solutions, Inc. v. iSun, Inc., alleging various claims including breach of contract, defamation, and unjust enrichment arising out of the acquisition of iSun Energy, LLC, the sole owner of which was Mr. Peress. The litigation seeks legal and equitable remedies. The Company was granted an extension of time to plead to Plaintiffs’ Amended Complaint until April 29, 2022. On April 29, 2022, the Company filed its Answer and Counterclaims. Plaintiffs filed their Answer to the Company’s Counterclaims on May 31, 2022. The Court granted the parties’ Stipulated Discovery Schedule on September 8, 2022, setting forth discovery and other deadlines, and a Trial Readiness date of March 1, 2023. In accordance with the Stipulated Discovery Schedule, the parties served their respective Initial Disclosures on September 7, 2022, Plaintiffs served their 1st Set of Discovery on September 16, 2022, and the Company served its 1st Set of Discovery on July 18, 2022. The Company served its responses and objections to Plaintiffs’ 1st Set of Discovery on August 4, 2022, and Plaintiffs’ responses and objections to the Company’s 1st Set of Discovery are due September 6, 2022. Additionally, the case has been referred by the Court to Early Neutral Evaluation, which was conducted on September 30, 2022 before Mediator/ENE Evaluator Michael Marks, Esq. The Company anticipates reaching settlement in the pending litigation. It is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate or range of potential loss.

9. FAIR VALUE MEASUREMENTS

During the nine months ended September 30, 2022 no warrants to acquire shares of Common Stock were granted, exercised or redeemed. At September 30, 2022, 69,144 of private warrants to acquire shares of Common Stock that were outstanding at the time of the Company became a public company remain outstanding.

The private warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at September 30, 2022	Mark-to-Market Measurement at December 31, 2021
Risk-free rate	3.83%	0.06%
Remaining term in years	1.72	2.47
Expected volatility	147.02%	152.90%
Exercise price	$11.50	$11.50
Fair value of common stock	$3.25	$5.96

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	50	-	-	50

		Fair Value Measurement as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	148	-	-	148

The following is a roll forward of the Company’s Level 3 instruments:

	September 30, 2022	December 31, 2021
Beginning balance	$148	$350
Fair value adjustment – Warrant liability	(98)	(202)
Ending balance	$50	$148

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2025. During the three and nine months ended September 30, 2022 and 2021, the Company incurred the following union assessments.

(All dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Pension fund	$82	$77	$326	$264
Welfare fund	160	231	814	805
National employees benefit fund	21	22	74	75
Joint apprenticeship and training committee	6	5	32	28
401(k) matching	31	25	123	81
Total	$300	$360	$1,369	$1,253

11. PROVISION FOR INCOME TAXES -

The provision for income taxes for September 30, 2022 and 2021 consists of the following:

(All dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Current
Federal	$-	$-	$-	$-
State	-	1	7	2
Total Current	-	1	7	2

Deferred
Federal	(1,128)	(622)	(3,648)	(803)
State	(361)	(199)	(1,168)	(256)
Change in valuation allowance	1,489	-	4,044	-
Total Deferred	-	(821)	(772)	(1,059)

Benefit from Income Taxes	$-	$(820)	$(765)	$(1,057)

The Company’s total deferred tax assets and liabilities at September 30, 2022 and December 31, 2021 are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Deferred tax assets (liabilities)
Accruals and reserves	$144	$170
Tax credits	592	514
Stock-based compensation	424	-
Net operating loss	8,343	6,182
Less valuation allowance	(4,045)	_
Total deferred tax assets	5,458	6,866

Property and equipment	(1,713)	(3,466)
Intangibles	(3,745)	(3,857)
Stock-based compensation	-	(315)
Total deferred tax liabilities	(5,458)	(7,638)

Net deferred tax asset (liabilities)	$-	$(772)

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of September 30, 2022 and December 31, 2021. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none as of September 30, 2022 and December 31, 2021, respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

Reconciliation between the effective tax on income from operations and the statutory tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax (benefit) expense at federal rate	$(1,037)	$(311)	$(2,999)	$(1,292)

Paycheck Protection Program tax exempt loan forgiveness	-	-	(544)	-
Permanent tax differences	-	-	-	6
Stock compensation subject to S162(m) limitation	-	67	-	67
Non-deductible goodwill and other intangible	-	-	-	833
Other adjustments	-	-	-	-
State and local taxes net of federal benefit	(451)	(154)	(1,246)	(473)
Permanent tax differences for change in fair value of warrants	(1)	(422)	(21)	(198)
Non-deductible goodwill and other intangible	-	-	-	-
Valuation allowance	1,489	-	4,045	-
Total	$-	$(820)	$(765)	$(1,057)

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

The Company has federal net operating losses of approximately $31,000,000 of which $2,200,000 will expire beginning in 2035, $28,800,000 of the net operating losses do not expire. Net operating losses incurred beginning in 2018 are not subject to expiration under the Tax Cuts and Jobs Act, but the annual usage is limited to 80% of pre net operating loss taxable income for years beginning after December 31, 2020. The Company has tax credit carryforwards of approximately $592,000 which will expire beginning in 2034. We believe that it is more likely than not that the tax benefit of these net operating losses will be fully realized, as such no valuation allowance has been recorded. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences.

12. RELATED PARTY TRANSACTIONS

(All dollar amounts in thousands)

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400 of the net proceeds as paid in capital. At September 30, 2022 and December 31, 2021, the amount owed of $0 and $21, respectively, is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At September 30, 2022 and December 31, 2021, the amounts due of $0 and $39, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At September 30, 2022 and December 31, 2021, the amounts owed of $0 and $60, respectively, are included in the “due to stockholders” as there is a right to offset.

13. DEFERRED COMPENSATION PLAN

(All dollar amounts in thousands)

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155, the net present value of which is $45. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of September 30, 2022 and December 31, 2021 and recorded in the statement of operations when incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000	429,000	429,000
Private warrants to purchase Common Stock, from Jensyn’s IPO	34,572	34,572	34,572	34,572
Outstanding restricted stock awards	205,335	160,667	205,335	160,667
Outstanding options to purchase Common Stock	576,334	201,334	576,334	201,334
Totals	1,245,241	825,573	1,245,241	825,573

The Company has contingent share arrangements and warrants with the potential issuance of additional shares of Common Stock from these arrangements were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of Common Stock will be issued. Including these instruments in the EPS calculation would be anti-dilutive, and therefore appropriate to exclude. These instruments could result in dilution in future periods.

15. RESTRICTED STOCK AND STOCK OPTIONS

Options

During the nine months ended September 30, 2022, the Company had 375,000 non-qualified stock options outstanding to purchase 375,000 shares of Common Stock, granted in January 2022. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $5.04 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.2 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 125.96%, b) term of 2 years, c) risk free rate of 0.06% and d) a dividend yield of 0%.

	Nine Months Ended September 30, 2022
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2022	201,334	$1.49
Granted	375,000	$5.04
Exercised	-	$1.49
Outstanding, ending September 30, 2022	576,334	$3.80
Exercisable at September 30, 2022	225,666	$3.46

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding at September 30, 2022 was $0.4 million. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $3.25 as of September 30, 2022 and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2022 and 2021, the Company charged a total of $0.3 million and $0.1, respectively to operations to recognize stock-based compensation expense. During the nine months ended September 30, 2022 and 2021, the Company charged a total of $1.1 million and $0.6, respectively to operations to recognize stock-based compensation expense.

As of September 30, 2022, the Company had $0.9 million in unrecognized stock based compensation related to 576,334 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All option units are expected to vest.

Restricted Stock Grant to Executives

With an effective date of January 4, 2021, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2021 (the January 2021 RSGAs). All shares of Common Stock issuable under the January 2021 RSGA are valued as of the grant date at $6.15 per share representing the fair market value. The January 2021 RSGA provides for the issuance of up to 241,000 shares of the Company’s Common Stock. The restricted shares of Common Stock shall vest as follows: 80,333 of the restricted shares shall vest immediately, 80,333 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 80,334 restricted shares, shall vest on the two (2) year anniversary of the effective date.

With an effective date of January 24, 2022, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2022 (the January 2022 RSGAs). All shares of Common Stock issuable under the January 2022 RSGA are valued as of the grant date at $5.04 per share representing the fair market value. The January 2022 RSGA provides for the issuance of up to 187,500 shares of the Company’s Common Stock. The restricted shares of Common Stock shall vest as follows: 62,500 of the restricted shares shall vest immediately, 62,500 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 62,500 restricted shares, shall vest on the two (2) year anniversary of the effective date.

In the three months ended September 30, 2022 and 2021, stock-based compensation expense of $0.3 million and $0.1, respectively was recognized for the January 2021 and January 2022 RSGA. In the nine months ended September 30, 2022 and 2021, stock-based compensation expense of $1.2 million and $0.7, respectively was recognized for the January 2021 and January 2022 RSGA.

Stock-based compensation, excluding the January 2022 and 2021 RSGA, related to employee and director options totaled $0.0 and $0.1 for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation, excluding the January 2022 and 2021 RSGA, related to employee and director options totaled $0.1 and $0.5 for the nine months ended September 30, 2022 and 2021, respectively.

On December 17, 2021, the stockholders of the Company approved an amendment to the 2020 Equity Incentive Plan increasing the number of shares of Common Stock allocated to the 202 Equity Incentive Plan to 3,000,000 shares of Common Stock.

16. INVESTMENTS

Investments consist of: (In thousands)

	September 30, 2022	December 31, 2021
GreenSeed Investors, LLC	$4,024	$4,324
Investment in Solar Project Partners, LLC	96	96
Investment in Gemini Electric Mobility Co.	2,000	2,000
Investment in NAD Grid Corp. d/b/a AmpUp	1,000	1,000
Investment in Encore Renewables	5,000	5,000
Total	$12,120	$12,420

GreenSeed Investors, LLC and Solar Project Partners, LLC

For the three and nine months ended September 30, 2022, the Company received a return of capital from GSI in the amount of $100,000 and $300,000, respectively. The dividend receivable of $300,000 is included in other current assets as of September 30, 2022.

17. SUBSEQUENT EVENTS

On November 4, 2022, the Company entered into a Securities Purchase Agreement with certain investors. At the Closing, the Company issued and sold to the Purchasers Senior Secured Convertible Notes in the aggregate original principal amount of $12,500,00. The Purchase Agreement provided for six percent (6%) original interest discount resulting in gross proceeds to the Company of $11,750,000. Upon (i) the effectiveness of a Registration Statement covering the Registrable Securities, (ii) Stockholder approval, (iii) the Company’s achievement of certain revenue and EBITDA targets, (iv) the Company having sufficient authorized shares of Common Stock (v) Company’s maintenance of certain balance sheet requirements and (vi) certain other conditions, the Company and the Purchasers will consummate a second closing in which the Company will issue and sell to each Purchaser a second Note for an aggregate principal amount of $12,500,000 having identical terms and conditions as the first Note, including a six percent (6%) original interest discount, for an aggregate principal amount of $25,000,000 in Notes that may be issued and sold pursuant to the Purchase Agreement. Additional information on this transaction is set forth in the Company’s Current Report on 8-K filed on November 8, 2022.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 and 2021 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2021.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three months ended September 30, 2022 and 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of September 30, 2022 and 2021.

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

Warrant Liability

On April 12, 2021, the staff of the SEC issued a public statement regarding the treatment of accounting for public and private warrants issued by SPAC companies, stating that these warrants should be accounted for as liabilities as opposed to equity. Since our reverse merger with Jensyn Acquisition Corp in 2019, we were accounting for our warrants as equity and therefore had to restate our financials for prior periods. The restatement has no effect on our cash balances or adjusted EBITDA. As of the September 30, 2022, we have no public warrants outstanding as all public warrants have been exercised or redeemed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

REVENUE AND COST OF EARNED REVENUE

For the three months ended September 30, 2022, our revenue increased 184% to $19.0 million compared to $6.7 million for the three months ended September 30, 2021. Cost of earned revenue for the three months ended September 30, 2022, was 185% higher at $15.4 million compared to $5.4 million for the three months ended September 30, 2021. As revenue increased at approximately the same rate than cost of earned revenue, margins remained relatively flat. Our revenue increased as a result of multiple acquisitions throughout 2021 that allowed the Company to serve the residential, commercial, industrial and utility solar markets while providing our traditional electric, data and telecommunication services. Our revenue mix consisted of $11.3 million from our Residential and Small Commercial division, $5.9 million from our Large Commercial and Industrial division and $1.8 million from our Utility division.

Gross profit was $3.6 million for the three months ended September 30, 2022. This compares to $1.3 million of gross profit for the three months ended September 30, 2021. The gross margin was 19.0% in the three months ended September 30, 2022 compared to 19.40% in the three months ended September 30, 2021. As previously reported, our margins returned to more normal levels following the negative impact of the COVID-19 pandemic in the second half of 2021. We have seen our margins grow to an approximate range of 19% to 22% over the last three quarters. With the diversification of our revenue stream, our margins have improvement based on the performance of our residential division.

For the remainder of 2022, we anticipate an increase in revenue over 2021 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $25.8 million expected to be completed within three to five months, our commercial division has a contracted backlog of approximately $12.6 million expected to be completed within eight to nine months, our industrial division has a contracted backlog of approximately $140.7 million expected to be completed within twelve to eighteen months and our utility division has 1,300 MW of projects currently under development with an estimated commencement date in the second quarter of 2023. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of our pipeline projects.

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2022 expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Maine, New Hampshire and Maryland while our pipeline includes projects across the United States.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on our industry reputation, and therefore have not historically incurred significant selling and marketing expenses. For the three months ended September 30, 2022, we recognized sales and marketing expenses of approximately $0.4 million that had been incurred by SunCommon. SunCommon is a wholly-owned subsidiary and our residential division brand and will incur marketing expenses as a means to generate sales demand.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $6.0 million for the three months ended September 30, 2022, compared to $2.4 million for the three months ended September 30, 2021. As a percentage of revenue, G&A expenses decreased to 31.57% in the three months ended September 30, 2022 compared to 35.8% in the three months ended September 30, 2021. In total dollars, G&A increased as we developed our internal platform to support the growth of our new customer revenue channels. With the acquisitions throughout 2021, we increased G&A significantly in order to maintain operational consistency across the newly acquired entities. As we assess efficiencies, we would anticipate the realization of operation synergies which would allow an overall reduction in G&A in future periods. The growth in G&A is also attributed to several non-cash related expenses, such as depreciation and amortization, resulting from the acquisition of intangibles and fixed assets throughout 2021. For the three months ended September 30, 2022 and 2021, the non-cash expenses related to depreciation and amortization totaled $1.8 million and $0.3 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses were $.2 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021. The increase is related to the expansion of our warehousing capabilities to meet the growing demand for our electric vehicle infrastructure products. The Company executed a $29.3 million contract in January 2022 to support electric vehicle infrastructure deployment.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended September 30, 2022, we incurred $0.6 million in total non-cash stock-based compensation expense compared to $0.3 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended September 30, 2022, was $0.09 million compared to $0.05 million for the same period of the prior year.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the three months ended September 30, 2022, was 0% and September 30, 2021 was 55.6%. The proforma effective tax rate for the three months September 30, 2022 was 21.0% and September 30, 2021 was 21.0%. Please see the rate reconciliation in FN 12 for an explanation of the effective tax rate.

NET LOSS

The net loss for the three months ended September 30, 2022 was $4.93 million compared to a net loss of $0.65 million for the three months September 30, 2021.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

REVENUE AND COST OF EARNED REVENUE

For the nine months ended September 30, 2022, our revenue increased 177% to $50.6 million compared to $18.3 million for the nine months ended September 30, 2021. Cost of earned revenue for the nine months ended September 30, 2022, was 129% higher at $40.1 million compared to $17.5 million for the nine months ended September 30, 2021. As revenue increased at a higher rate than cost of earned revenue, we realized an overall improvement to margins. Our revenue increased as a result of multiple acquisitions throughout 2021 that allowed the Company to serve the residential, commercial, industrial and utility solar markets while providing our traditional electric, data and telecommunication services. Our revenue mix consisted of $27.7 million from our Residential and Small Commercial division, $19.1 from our Large Commercial and Industrial division and $3.8 million from our Utility division.

Gross profit was $10.5 million for the nine months ended September 30, 2022. This compares to $0.8 million of gross profit for the nine months ended September 30, 2021. The gross margin was 20.8% in the nine months ended September 30, 2022 compared to 4.4% in the nine months ended September 30, 2021. As previously reported, our margins returned to more normal levels following the negative impact of the COVID-19 pandemic in the second half of 2021. We have seen our margins grow to an approximate range of 19% to 22% over the last three quarters.

For the remainder of 2022, we anticipate an increase in revenue over 2021 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $25.8 million expected to be completed within three to five months, our commercial division has a contracted backlog of approximately $12.6 million expected to be completed within eight to nine months, our industrial division has a contracted backlog of approximately $140.7 million expected to be completed within twelve to eighteen months and our utility division has 1,300 MW of projects currently under development with an estimated commencement date in the second quarter of 2023. We are not typically bidding competitively for projects, but instead engage with our customers over a long-term basis to develop project designs and to help customers reduce project costs. Historically, we have been awarded over 90% of the projects we have reviewed for construction. The upfront assistance and coordination with our clients can be considered our marketing effort, which is a significant advantage for converting a high percentage of our pipeline projects.

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2022 expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Maine, New Hampshire and Maryland while our pipeline includes projects across the United States.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on our industry reputation, and therefore have not historically incurred significant selling and marketing expenses. For the nine months ended September 30, 2022, we recognized sales and marketing expenses of approximately $1.0 million that had been incurred by SunCommon. SunCommon is a wholly-owned subsidiary and our residential division brand and will incur marketing expenses as a means to generate sales demand.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $17.5 million for the nine months ended September 30, 2022, compared to $5.5 million for the nine months ended September 30, 2021. As a percentage of revenue, G&A expenses increased to 34.5% in the nine months ended September 30, 2022 compared to 29.9% in the nine months ended September 30, 2021. In total dollars, G&A increased as we developed our internal platform to support the growth of our new customer revenue channels. With the acquisitions throughout 2021, we increased G&A significantly in order to maintain operational consistency across the newly acquired entities. As we assess efficiencies, we would anticipate the realization of operation synergies which would allow an overall reduction in G&A in future periods. The growth in G&A is also attributed to several non-cash related expenses, such as depreciation and amortization, resulting from the acquisition of intangibles and fixed assets throughout 2021. For the nine months ended September 30, 2022 and 2021, the non-cash expenses related to depreciation and amortization totaled $5.3 million and $0.6 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses were $1.5 million for the nine months ended September 30, 2022 compared to $0.2 million for the nine months ended September 30, 2021. The increase is related to the expansion of our warehousing capabilities to meet the growing demand for our electric vehicle infrastructure products. The Company executed a $29.3 million contract in January 2022 to support electric vehicle infrastructure deployment.

STOCK-BASED COMPENSATION EXPENSES

During the nine months ended September 30, 2022, we incurred $2.4 million in total non-cash stock-based compensation expense compared to $1.5 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the nine months ended September 30, 2022, was $0.8 million compared to $0.1 million for the same period of the prior year. The increase in interest expense is primarily a result of the short term loan from B Riley that was paid in full in March 2022.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the nine months ended September 30, 2022, was 5.4% and September 30, 2021 was 17.2%. The proforma effective tax rate for the nine months September 30, 2022 was 21% and September 30, 2021 was 21.0%. Please see the rate reconciliation in FN 12 for an explanation of the effective tax rate.

NET LOSS

The net loss for the nine months ended September 30, 2022 was $13.5 million compared to a net loss of $5.1 million for the nine months September 30, 2021.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(4,934)	$(656)	$(13,520)	$(5,094)
Depreciation and amortization	1.770	271	5,300	576
Interest expense	84	42	800	130
Stock based compensation	567	218	2,402	1,555
Change in fair value of warrant liability	(7)	(126)	(98)	(944)
Income tax (benefit)	-	(820)	(765)	(1,057)
EBITDA	(2,520)	(1,071)	(5,881)	(4,835)
Other costs(1)	10	-	10	-
Adjusted EBITDA	$(2,510)	$(1,071)	$(3,371)	$(4,834)

Weighted Average shares outstanding	13,546,624	8,398,596	13,769,564	8,658,405

Adjusted EBITDA per share	(0.18)	(0.12)	(0.24)	(0.56)

(1)	Other costs consist of one-time expenses related to the valuation of acquisitions of SolarCommunities, Inc.

(2)	As the forgiveness of the PPP loan is considered a one-time expense, the Company considered including the forgiveness of $2.6 million and $0 million for the three and nine months ended September 30, 2022 and 2021, respectively, as a reconciling item. The Company excluded the forgiveness on the basis that had it not been awarded a PPP loan, the Company would have terminated, furlough or reduced its workforce during the COVID-19 pandemic shutdown.

LIQUIDITY AND CAPITAL RESOURCES

We had $3.8 million in unrestricted cash at September 30, 2022, as compared to $2.2 million at December 31, 2021.

As of September 30, 2022, our working capital deficit was $5.3 million compared to a working capital deficit of $10.3 million at December 31, 2021. To date, the Company has relied predominantly on cash flow from financing activities to fund its operations, borrowings from its credit facilities, sales of Common Stock and exercise of public warrants. The availability of financing and the cash flow from operations mitigates the potential for substantial doubt.

As of November 11, 2022, the Company had approximately $18.0 million in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

We believe that the aggregate of our existing cash and cash equivalents and sales of Common Stock pursuant to our shelf registration, will be sufficient to meet our operating cash requirements for at least 12 months from the date these financial statements are made available. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $25.8 million expected to be completed within three to five months, our commercial division has a contracted backlog of approximately $12.6 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $140.7 million expected to be completed within twelve to eighteen months and our utility division has 1,300 of projects currently under development with an estimated commencement date in the second quarter of 2023. The customer demand across our segments will provide short-term operational cash flow.

Cash flow used in operating activities was $7.6 million for the nine months ended September 30, 2022, compared to $8.2 million of cash used by operating activities in the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily the result of the decrease in accounts payable of $4.2 million and gain on forgiveness of PPP loan of $2.6 million.

Net cash provided by investing activities was $0.9 million for the nine months ended September 30, 2022, compared to $4.5 million used in the nine months ended September 30, 2021. The increase in cash provided by investing activities was primarily the result of proceeds from the sale of fixed assets of $1.2 million.

Net cash provided by financing activities was $8.2 million for the nine months ended September 30, 2022 compared to $39.5 million of cash provided by financing activities for the nine months ended September 30, 2021. The cash flow provided by financing activities consisted of $20.4 million of borrowings from the line of credit, $13.9 million from the sale of Common Stock, $0.2 million from proceeds of long-term debt, and a $6.8 million payment of long term debt.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework” As of September 30, 2022, we have implemented a new Enterprise Resource Planning (“ERP”) system which provides the necessary control environment to mitigate the potential for misstatements in our financial reporting.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, we began documentation of the control environment implemented through the new ERP system. The control environment is focused on establishing the appropriate controls and approval process around financial reporting to mitigate the risk of potential misstatements in our financial statements which was previously identified as a material weakness. We began implementing stronger processes and controls related to estimating, procurement and project management. .

PART II – Other Information

Item 1.	Legal Proceedings

On January 27, 2022, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont entitled Sassoon Peress and Renewz Sustainable Solutions, Inc. v. iSun, Inc. alleging various claims including breach of contract, defamation, and unjust enrichment arising out of the acquisition of iSun Energy, LLC, the sole owner of which was Mr. Peress. The litigation seeks legal and equitable remedies. The Company was granted an extension of time to plead to Plaintiffs’ Amended Complaint until April 29, 2022. On April 29, 2022, the Company filed its Answer and Counter-claims. Plaintiffs filed their Answer to the Company’s Counterclaims on May 31, 2022. The Court granted the parties’ Stipulated Discovery Schedule on September 8, 2022, setting forth discovery and other deadlines, and a Trial Readiness date of March 1, 2023. In accordance with the Stipulated Discovery Schedule, the parties served their respective Initial Disclosures on September 7, 2022, Plaintiffs served their 1st Set of Discovery on September 16, 2022, and the Company served its 1st Set of Discovery on July 18, 2022. The Company served its responses and objections to Plaintiffs’ 1st Set of Discovery on August 4, 2022, and Plaintiffs’ responses and objections to the Company’s 1st Set of Discovery are due September 6, 2022. Additionally, the case has been referred by the Court to Early Neutral Evaluation, which occurred on September 30, 2022 before Mediator/ENE Evaluator Michael Marks, Esq. The Company anticipates settling the litigation. It is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate or range of potential loss.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2022.

iSUN, INC.

	By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 14, 2022

