Form 10-K
period 2022-12-31
ISUN, INC.
filed 2023-04-17
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

YES  ☐ NO ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

YES  ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2022 was $33.2 million.

The number of shares of the Registrant’s Common Stock outstanding as of March 29, 2023 was 16,814,260.

SUMMARY RISK FACTORS

Investing in our shares of Common Stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

●	If there is a subsequent wave of the coronavirus pandemic (COVID-19) it will likely impact general market and economic conditions and is likely to have a material adverse effect on our business and results of operations.

●	The Russia-Ukraine conflict and the impact of related sanctions may impact our business.

●	We operated at a loss in 2022 and 2021, and cannot predict when we will achieve profitability.

●	Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting as required to be implemented by Section 404 of the Sarbanes-Oxley Act of 2002.

●	We may require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to maintain our business and operations.

●	A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

●	Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.

●	Our growth strategy depends on the widespread adoption of solar power technology.

●	Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

●	Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

●	Our ability to provide solar energy systems to residential customers on an economically viable basis depends on our ability to help customers arrange financing for such systems.

●	We may not realize the anticipated benefits of completed and potential future acquisitions, and integration of these acquisitions may disrupt our business and operations.

●	We will require additional financing to sustain our operations, without which we may not be able to maintain our business and operations, and the terms of subsequent financings may adversely impact our stockholders.

●	The share price of our Common Stock is subject to fluctuation, has been and may continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors who have purchased shares of our Common Stock.

●	If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected. A cyberattack could lead to a material disruption of our information technology systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

PART I

Item 1.	Business.

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

These risks and uncertainties include but are not limited to:

●	the potential impact of a subsequent wave of the COVID-19 pandemic on our business;

●	our limited operating history;

●	our ability to raise additional capital to maintain our business and operations and meet our objectives;

●	our ability to compete in the solar power industry;

●	our ability to sell solar power systems;

●	our ability to arrange financing for our residential customers;

●	government incentive programs related to solar energy;

●	our ability to increase the size of our company and manage growth;

●	our ability to acquire and integrate other businesses;

●	disruptions to our supply chain from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;

●	our ability or inability to attract and/or retain competent employees;

●	relationships with employees, consultants, customers, and suppliers; and

●	the concentration of our business in one industry in limited geographic areas;

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

Business Introduction/Summary

Throughout our 50-year history, we have always embraced innovative change. There has never been a more meaningful, or impactful time to be a leader in the innovation that will help fight climate change. We have built a team that is passionate about transitioning American power generation and consumption to clean solar energy. We are passionately focused on our mission to accelerate the adoption of solar energy.

We are one of the largest solar energy services and infrastructure deployment companies in the country and are expanding across the United States. Our services include solar, storage and electric vehicle infrastructure, design, development and professional services, engineering, procurement, installation, O&M and storage. We uniquely target all solar markets including residential, commercial, industrial and utility segments.

Prior to becoming a public company, we were a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. Our core values were and still are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, our Chief Executive Officer, has applied such core values to expand into the solar industry. We are guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources to facilitate the adoption of solar energy is the only sustainable strategy to achieve these objectives. We have positioned the company to serve all segments of the rapidly evolving solar energy markets. We are able to originate valuable solar assets through our development and design services team. We are able to leverage our digital sales and marketing capabilities to generate high quality leads for our Residential, Commercial and Industrial and Utility divisions. Our experience provides for the high-quality craftsmanship required for installing long-term assets for all customers. Our team approach allows us to collaborate across divisions in order to efficiently utilize our internal labor resources. The diversity of our service offerings allows us to serve our customer needs in the evolving solar energy environment.

On January 19, 2021, we completed a business combination (the “Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy”). The Business Combination was an acquisition treated as a merger and reorganization and iSun Energy became a wholly owned subsidiary of The Peck Company Holdings, Inc. Immediately prior to the business combination, we changed our name to iSun, Inc. (the “Company”).

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood was a utility-scale solar Engineering, Procurement, Construction, Development and Design company and a wholly-owned subsidiary of Adani. The Project IP included all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

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

The world recognizes the need to transition to a reliable, renewable energy grid in the next 50 years. States from Vermont to Hawaii are leading the way in the U.S. with renewable energy goals of 75% by 2032 and 100% by 2045, respectively. California committed to 100% carbon-free energy by 2045. The majority of the other states in the U.S. also have renewable energy goals, regardless of current Federal solar policy. We are a member of Renewable Energy Vermont, an organization that advocates for clean, practical and renewable solar energy. The benefits of the newly enacted Inflation Reduction Act of 2022 (“IRA”) provide stability and certainty of incentives for the next 10 years that create value to our shareholders and provides a long-term commitment for the energy transformation. Prior to the enactment of the IRA, the federal investment tax credits associated with solar projects had a planned reduction to 22% and 10% in 2023 and 2024. The IRA offers a stable tax rate over the next ten years as well as several potential adders to the fixed investment tax credit. These credits increase the valuation of solar assets which provides margin protection on future projects. Our triple bottom line, which is geared towards people, environment, and profit, has always been our guide since we began installing renewable energy and we intend that it remain our guide over the next 50 years as we construct our energy future.

We primarily provide services to solar energy customers for projects ranging in size from several kilowatts for residential loads to multi-megawatt systems for commercial, industrial and utility projects. To date, we have installed over 600 megawatts of solar systems since inception and are focused on contracting projects that meet our margin objectives. We believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. We are expanding across the United States to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are planning to expand our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

The diverse nature of our service offerings allows us to manage our operations based on the maximization of value for our customers in the evolving energy market. Our core revenue stream is generated from our engineering, procurement and installation services and products consisting of solar, electrical and data installations but has expanded to include project origination, design and development services as well. Approximately 85% of our revenue is derived from our solar Engineering, Procurement and Construction business, approximately 10% of revenue is derived from our electrical and data business and approximately 5% of revenue is derived from our project origination, development and design services. Recently our growth has been derived by increasing our solar customer base starting in 2013, mergers and acquisitions and expansion into new territories. We currently operate in Vermont, Maine, New Hampshire, New York, Massachusetts, Maryland, Alabama, Georgia and North and South Carolina. Our union crews are expert constructors, and union access to an additional workforce makes us ready for rapid expansion to other states while maintaining control of operating costs. The skillset provided by our workforce is transferrable among our service offerings depending on current demand.

We also plan to make investments in solar development projects and currently own approximately three megawatts of operating solar arrays operating under long-term power purchase agreements. Our joint ventures allow for a retained ownership in originated projects. These long-term recurring revenue streams, combined with our in-house development and construction capabilities, make this asset class a strategic long-term investment opportunity for us.

Consummation of the Business Combinations

On January 19, 2021, we completed a business combination (the “iSun Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy”). The Business Combination was an acquisition treated as a merger and reorganization. iSun Energy, LLC became a wholly owned subsidiary of The Peck Company Holdings, Inc. Immediately prior to the iSun Merger Agreement, we changed our name to iSun, Inc.

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood was a utility-scale solar EPC company and a wholly-owned subsidiary of Adani. The Project IP included all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

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

Market Overview

We believe that domestic solar capacity and production will experience explosive growth over the short (through 2035) and long (2050) terms. Both short-term and long-term solar production estimates by research groups vary, however even the most conservative estimates project significant growth in domestic solar deployment through 2035 and again through 2050. Current domestic production is estimated at 100GW, which services only 3% of the rapidly growing US electricity demand. According to an October 2021 US DOE Solar Futures Studyi, absent any concerted policy efforts towards decarbonization, domestic solar capacity is projected to increase by 700% by 2050. Modest decarbonization efforts such as those incorporated in the current administration’s Inflation Reduction Act would require cumulative solar deployment to increase much more significantly from current levels - 100 GW serving ~3% of US electricity demand in 2021 to 760-1000 GW serving 37-42% by 2035, an increase of 1150%, according to Solar Power World. The International Energy Agency (IEA) projects 270 GW of domestic solar capacity by 2026 – nearly 3x the current domestic production levels. As incentives increase and technology costs fall, the EIA also predicts renewables could account for nearly 60 percent of capacity additions through 2050. S&P Global Market Intelligence’s projections are significantly more aggressive, projecting that domestic production will achieve 87% of the IEA’s 2050 projection within the next 5 yearsii.

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

The Inflation Reduction Act of 2022 (“IRA”) legislation will invest nearly $370 billion in energy security and climate change programs over the next decade. The IRA renews the full 30% credit rate for Investment Tax Credit (“ITC”) eligible facilities that meet the prevailing wage and apprenticeship requirements. The IRA provides a direct pay provision for tax exempt entities including local government, tribal nations, nonprofits, cooperative and municipal utilities while also allowing for the transferability of those tax credits. The IRA allows for additional bonus credits for qualifications related to domestic content, energy communities and low- and moderate-income communities. The ITC will step down to 26% in 2033 and 22% in 2034.

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

Targeted High-Value Geographic Markets: These markets offer:

1.	A higher internal rate of return (“IRR”) on solar investments:
2.	Statewide legislation promoting decarbonization efforts that will in-turn increase electricity demand:
3.	High concentrations of consumers who are proactively taking steps towards decarbonization by electrifying their homes, appliances, small businesses, and automobiles; and
4.	Utilities with a favorable composition of interconnection requests and transmission and distribution capacity.

Targeted Rapidly Growing Industry Sectors: The anticipated widespread adoption of electric vehicles in the U.S. will dramatically change the landscape for domestic energy consumption and production. Mercedes, Ford, and General Motors have all committed to moving to electric or EV hybrid platforms within the decade, ensuring that by 2035, it will be difficult – if not impossible – for consumers to purchase a new car with an internal combustion engine. The average electric vehicle requires 30 kilowatt-hours to travel 100 miles - essentially the same amount of electricity an average American home uses each day. This will have a profound impact on electricity demand across each segment of the marketplace. Overnight, household electricity demand could double for the average American 2-car family. As widespread EV adoption begins to accelerate, consumers will begin looking for ways to reduce their electric bills, increasing demand for household solar solutions. Although consumer behaviors may change with EV adoption…expectations will not. Consumers will still expect that they will be able to recharge their cars quickly and easily at the places they most often frequent. This will in turn prompt commercial enterprises small and large to also look for ways to manage such expectations at reasonable costs. Expectations will be even greater at destination locations such as hotels, municipal facilities, or even remote trailheads or parks, prompting asset owners and municipalities to explore scalable solutions that may not be able to be addressed on-site. And of course, all this activity will in turn be met with an increase in electricity demand, prompting utilities to begin exploring ways of rapidly increasing their capacity.

Strategy

iSun is uniquely positioned in the marketplace to address the generational opportunity presented by automotive electrification and decarbonization. iSun’s Solar Platform serves the evolving energy needs and increased energy demands presented by automotive electrification and decarbonization within of each segment of the solar marketplace. Our:

1.	Residential solar brand, SunCommon: Supports EV purchases with at-home charging, promotes residential solar + storage installation, and provides other smart home energy upgrades.
2.	Commercial & Industrial Division: Supports EV fleet and workplace charging adoption, promotes solar projects at the workplace to help employers and businesses provide for their customers and employees, and stabilize their energy costs. Enables municipalities, destination locations, and communities and/or dwellings where on-site or roof-top installation may not be a viable option to adopt EV charging and solar solutions via resilient microgrid and community solar projects.
3.	Utility and Development Division: Helps utilities meet increased demand and upgrade their infrastructure to with utility-scale solar projects and utilize current design and development services to originate solar projects for all divisions.

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

Residential: SunCommon values high-touch customer service capabilities that foster long-term customer relationships. Our focus ideally suits the contemporary market environment, where recent technologies like EV charging, energy storage and grid management are arriving early and often. The rapid pace of these deployments mean consumers will be looking to enhance their systems more regularly, increasing long-term customer value. We can cultivate and maintain these relationships at an exceptionally low cost. SunCommon reported new customer acquisition costs of $0.30/w for the 12 months ending December 31, 2022.

Commercial and Industrial: We continue to experience organic growth from our established relationships with national developers requesting development and EPC services. Additionally, we have made strategic investments in entities capable of providing a robust pipeline of industrial-scale EPC projects. On November 24, 2021, iSun entered into a Membership Unit Purchase agreement (the “MUPA”) with Encore Redevelopment LLC (“Encore”) in exchange for a fully diluted 9.1% ownership interest in Encore. The investment provides for collaboration opportunities across Encore’s robust project pipeline, which has doubled in 2022 partially as a result of the capital infusion. Additionally, the transaction has provided insights into new prospective geographic markets, which has informed iSun’s geographic growth strategy for its Residential and Commercial divisions.

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

Ancillary Markets

Our capabilities allow for expansion into high-growth adjacent markets. We began operations as a traditional electric contractor and hold a wide range of capabilities to install electric equipment for a variety of end uses. Today, these core capabilities have developed our business in solar array installation, traditional electric, and data services. We can deploy these capabilities to other large, rapidly growing clean/renewable end market within each segment; namely electric vehicle (“EV”) charging stations, data centers, energy storage and other markets. The rapid proliferation of EV charging stations has followed the shift in auto sales to electronic vehicles, and the EV charging market is expected to expand to over $30 billion by 2024 with a CAGR of 40% over the next 2-year period. Energy storage measured by megawatts expanded by 44% year-over-year in 2018 and is projected to grow into a $4.7 billion market by 2024. Both markets represent adjacent, high growth expansion opportunities for us, and both require minimal investment of resources, infrastructure or capital spend given its complementary nature to our existing capabilities.

Employees

As of March 30, 2023, we employed approximately 290 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

We have direct access to unionized labor, which provides a unique advantage for growth, because workforce resources can be scaled efficiently utilizing local labor unions in other states to meet specific project needs in other states without increasing fixed labor costs for us.

Financing

To promote residential sales, we assist customers in obtaining financing options. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not yet directly provide financing, we have relationships to arrange financing with numerous private and public sources, including SunLight, and the Vermont State Employees Credit Union, which offers VGreen financing to maximize solar investment savings.

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

We also utilize companies with subcontractors for electrical installations, for racking and solar panel installations, as well as numerous subcontractors for grading, landscaping, and construction for our commercial, and industrial customers.

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

Customers

Historically, the majority of our revenue came from commercial and industrial solar installations ranging in size from 100 kilowatts to 10 megawatts. In 2022, we expanded our capabilities to serve customers across the residential, commercial, industrial and utility markets. We expanded our services based on customer demand to include development and professional services, engineering, procurement, installation, storage, monitoring and electric vehicle infrastructure support.

In 2022, approximately 52% of revenues were generated by residential installations, approximately 33% of revenues were generated by commercial and industrial installations, 10% of revenues were generated from electrical and data contracts, and 5% of revenues were generated by project origination services. In 2021, approximately 28% of our revenues were generated by residential installations, approximately 58% of revenues were generated by commercial and industrial installations, 11% of revenue were generated from our electrical and data contracts, and 3% of revenues were generated by project origination services.

We believe that we have an advantage in the commercial solar market in New England given our extensive contact list, resulting from our experience in the commercial and industrial construction market, which also provides access to customers that trust us. Through our network of vendors, participation in variety of industry trade associations and independent sales consultants, we now have a growing list of repeat clients, as well as an active and loyal referral network. As new markets open in other key geographic regions, we are able to leverage our reputation and long-term customer relationships for market entry.

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

Technology and Intellectual Property

Generally, the solar EPC business is not dependent on intellectual property. We did acquire the intellectual property of Oakwood Construction Services, LLC which provides proprietary capabilities for solar asset development and execution of large utility scale solar projects at a significant value to our customers.

Government Regulation and Incentives

Government Regulation

We are not regulated as a public utility in the United States under applicable national, state or other local regulatory regimes where we conduct business.

To operate our systems, we obtain interconnection permission from the applicable local primary electric utility. Depending on the size of the solar energy system and local law requirements, interconnection permission is provided by the local utility and we and/or our customer. In almost all cases, interconnection permissions are issued on the basis of a standard process that has been pre-approved by the local public utility commission or other regulatory body with jurisdiction overnet metering procedures. As such, no additional regulatory approvals are required once interconnection permission is given.

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

The Inflation Reduction Act of 2022 (“IRA”) legislation will invest nearly $370 billion in energy security and climate change programs over the next decade. The Act renews the full 30% credit rate for Investment Tax Credit (“ITC”) of eligible facilities that meet the prevailing wage and apprenticeship requirements. The IRA provides a direct pay provision for tax exempt entities including local governments, tribal nations, nonprofits, cooperative and municipal utilities while also allowing for the transferability of those tax credits. The IRA allows for additional bonus credits for qualifications related to domestic content, energy communities and low- and moderate-income communities. The ITC will step down to 26% in 2033 and 22% in 2034.

The economics of purchasing a solar energy system are also improved by eligibility for accelerated depreciation, also known as the modified accelerated cost recovery system, or MACRS depreciation, which allows for the depreciation of equipment according to an accelerated schedule set forth by the Internal Revenue Service. The acceleration of depreciation creates a valuable tax benefit that reduces the overall cost of the solar energy system and increases the return on investment.

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

Environmental, Social and Corporate Governance

Governance and Strategic Overview

In 2022, iSun built upon its historic foundation of environmentally and socially responsible business by formalizing an enterprise-level ESG strategy. This strategy is overseen by an ESG Executive Committee and guided by the Corporate Governance Committee on the Board of Directors. Our governance efforts have included developing and publishing a core set of policies that speak to our position on and approach to a range of environmental, social, and governance issues. Through a stakeholder engagement process and iSun employee interviews, we have identified a set of material issues that are critical to both our business and to our key stakeholders. As such, we have developed policies and are implementing initiatives related to climate change and environmental stewardship, diversity, equity and inclusion (DEI), labor management and human rights, and stakeholder engagement. We are also formalizing and implementing a Business Code of Conduct as well as a Supplier Code of Conduct.

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

iSun will be focused on integrating, aligning, and scaling the impact programs developed over the years by SunCommon, our recently purchased subsidiary, which is a Vermont benefit corporation and a certified B corporation and a recognized leader in the world of socially responsible business.

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

Our objectives for climate change include measuring and reducing our emissions, waste, and water, enhancing our operational climate risk resilience, and developing service offerings that support the climate risk resilience of our customers. We will be setting long-term climate change goals, KPI’s, and timelines for achievement, as well as reporting our progress in a 2023 Task Force for Climate-Related Financial Disclosures (TCFD) report.

Our objectives for human capital management include increasing the diversity of our workforce and procurement partners, creating upward mobility opportunities for diverse employees and field staff, as well as increasing the visibility and importance of the trades in the communities we live and work. We will be setting long-term human capital goals, KPI’s, and timelines for achievement, as well as reporting our progress in 2023 with the relevant metrics from the Sustainable Accounting Standards Boards (SASB).

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

As of the date of this Annual Report on Form 10-K, the coronavirus pandemic (COVID-19) has resulted in widespread disruption to capital markets and general economic and business climate. For the year ended December 31, 2021, we experienced significant disruption to our supply chain, instability in material pricing and labor shortages due to the long-term impact of COVID-19. On June 14, 2021, Vermont Governor Phil Scott removed all COVID-19 restrictions and Vermont’s State of Emergency expired on June 15, 2021. The extent to which COVID-19 affects our results, or those of our suppliers, will depend on future developments, which are highly uncertain and cannot be predicted. At this time, no material impact to our business and operations is anticipated.

The Russian-Ukraine conflict and the impact of related sanctions may impact our business.

As of the date of this Annual Report on Form 10-K, the Russia-Ukraine conflict and related sanctions have not had any impact on our business. However, we may be impacted by the disruptions of the global supply chain.

Risks Related to Our Financial Position and Capital Requirements

We operated at a loss in 2022 and 2021 and cannot predict when we will achieve profitability.

Our management believes that achieving profitability will depend in large part on our ability to increase market share in our existing market segments and expand our geographic foot print and to consummate synergistic acquisitions. No assurance can be given that we will achieve profitably or that we will have adequate working capital to meet our obligations as they become due.

We may require substantial additional funding which may not be available to it on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to maintain our business and operations.

The Company was not profitable in 2022 and 2021. In order to grow our operations, we may increase our spending for our operating expenses, capital expenditures and acquisitions.

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

An inability to raise capital when needed could harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we cease operations.

Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting as required to be implemented by Section 404 of the Sarbanes-Oxley Act of 2002.

We are currently subject to Section 404 of the Sarbanes-Oxley Act of 2002 and are required to provide management’s attestation on internal controls. Our management has identified control deficiencies and the need for a stronger internal control environment relating to the financial statement close process. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2022. Although our management has taken significant steps to remediate this weakness, our management can give no assurance that all the measures it has taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures and internal control over financial reporting or that any other material weaknesses or restatements of financial results will not arise in the future. We plan to take additional steps to remedy this material weakness. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in the future, we will not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

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

Increases in interest rates could have an adverse impact on our business by increasing our cost of capital, which would increase our interest expense on any variable rate indebtedness and make acquisitions more expensive to undertake.

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

If we are unable to compete in the market, we will experience an adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2022, a vast majority of our total solar installations were in the Northeast. Our management expects our near-term future growth to occur throughout the Eastern United States, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

Our business model is predicated on our ability to build and sell solar systems at a profit, and through organic growth, geographic expansion and strategic acquisitions. Our management intends to continue to operate our business as it has previously, with sourcing and marketing methods that we have used successfully in the past. However, our management cannot assure you that our methods will continue to attract new customers nor that we can achieve profitability in the very competitive solar systems marketplace.

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

We are a licensed contractor and we are normally the general contractor, electrician, construction manager, and installer for our solar energy systems. We may be liable to customers for any damage that we cause to the home, business premises, belongings or property of our customers during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems that we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays, or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

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

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected. A cyberattack could lead to a material disruption of our information technology systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We are required to provide management’s attestation on internal controls effective December 31, 2025 However, under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Pursuant to a direct offering pursuant to the S-3 Registration Statement the Company sold an aggregate of 840,000 shares of Common Stock and received aggregate gross proceeds of approximately $10,500,000. The Company entered into a Sales Agreement dated September 30, 2021 as amended (the “Sales Agreement”), with B Riley Capital (the “Agent”). Pursuant to the Sales Agreement, iSun may offer and sell from time to time up to an aggregate of $39,500,000 of shares of Common Stock (the “Placement Shares”) through the Agent. Sales of the Placement Shares pursuant to the Sales Agreement, may be made in sales deemed to be “at the market offerings” (“ATM”) as defined in Rule 415 promulgated under the Securities Act. The Agent will act as sales agent and will use commercially reasonable efforts to sell on iSun’s behalf all of the Placement Shares requested to be sold by iSun, consistent with its normal trading and sales practices, on mutually agreed terms between the Agent and iSun. As of March 16, 2023, B. Riley has sold an aggregate of 4,995,212 shares of Common Stock in ATM offerings and the Company has received aggregate gross proceeds of approximately $23.5 million.

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

As of December 31, 2022, we had negative working capital of $4.5 million, net of non-cash liabilities, and had a net loss of $53.8 million for the year ended December 31, 2022. We may utilize proceeds from the sale of shares in ATM offerings to fund our business and operations. The extent that we rely on such sales as a source of funding will depend on a number of factors including, the prevailing market price of our Common Stock and the extent to which we are able to secure working capital from other sources. After the sale of shares in a registered direct offering providing gross proceeds of $10.5 million and sales of shares in ATM offerings providing gross proceeds of $23.5 million through March 16, 2023, the Company has the potential to generate approximately $16.0 million in gross proceeds from additional ATM offerings.

We may still need additional capital to finance our future plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our Common Stock could be reduced. A financing could involve one or more types of securities including Common Stock, preferred stock, convertible debt or warrants to acquire Common Stock. These securities could be issued at or below the then prevailing market price for our Common Stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our Common Stock, the market price of our Common Stock could be negatively impacted.

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

We expect that the value of the Convertible Notes will be significantly affected by the price of our common stock, which may be volatile.

The market price of our common stock, as well as the general level of interest rates and our credit quality, will likely significantly affect the market price of the Convertible Notes. This may result in significantly greater volatility in the value of the Convertible Notes than would be expected for nonconvertible debt securities we may issue. We cannot predict whether the price of our common stock or interest rates will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by economic, financial, regulatory and other factors. General market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, could affect the price of our common stock. Holders who receive shares of our common stock upon the conversion of their Convertible Notes will be subject to the risk of volatile and depressed market prices of our common stock. There can be no assurances that the market price of our common stock will not fall in the future.

Our management has broad discretion over the use of the net proceeds from our sale of shares of Common Stock under the Sales Agreement with B. Riley Financial, LLC., you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management has broad discretion as to the use of the net proceeds from our sale of shares of Common Stock under the Sales Agreement with B. Riley Financial, LLC and we could use them for purposes other than those contemplated at the time of commencement of the offerings. Accordingly, you will be relying on the judgment of our management with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many energy companies. Stock prices of many energy companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, operating results, financial condition and cash flows.

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

Our Third Amended and Restated Certificate of Incorporation authorizes us to issue shares of blank check preferred stock, and issuances of such preferred stock, or securities convertible into or exercisable for such preferred stock, may result in immediate dilution to existing stockholders.

If we raise additional funds through future issuances of preferred stock or debt securities convertible into preferred stock, our stockholders could suffer significant dilution, and any new preferred stock or debt securities that we issue could have rights, preferences and privileges superior to those of holders of shares of Common Stock. Although we have no present plans to issue any additional shares of preferred stock, in the event that we issue additional shares of our preferred stock, or securities convertible into or exercisable for such preferred stock, the holders of Common Stock will be diluted. We may choose to raise additional capital using such preferred stock or debt securities because of market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts provide coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our Common Stock price or trading volume to decline.

Our executive officers, directors and principal stockholders own a significant percentage of our Common Stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 30, 2023, our directors, executive officers and holders of more than 5% of our equity securities, together with their affiliates, beneficially own approximately 30% of our outstanding shares of Common Stock. As a result, these stockholders have significant influence to determine the outcome of matters submitted to our stockholders for approval, including the ability to control the election of our directors, amend or prevent amendment of our Third Amended and Restated Certificate of Incorporation or Bylaws or effect or prevent a change in corporate control, merger, consolidation, takeover or other business combination. In addition, any sale of a significant amount of our Common Stock held by our directors, executive officers and principal stockholders, or the possibility of such sales, could adversely affect the market price of our Common Stock. Our management’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our Common Stock price or prevent our stockholders from realizing any gains from our Common Stock.

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

We leased and occupy 6,250 square feet of office space and 6,750 square feet of warehouse space at 400 Avenue D, Suite 10, Williston, VT 05495. Solar Communities, Inc. our indirect wholly-owned subsidiary leases and occupies 8,640 square feet of office space and 5,360 square feet of warehouse space in Waterbury, Vermont and 15,000 square feet of warehouse space, 10,000 square feet of shop space and 5,000 square feet of office space in Rhinebeck, New York. We believe that these spaces are sufficient to meet our current needs across all business segments.

Item 3.	Legal Proceedings.

On January 27, 2022, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont, entitled Sassoon Peress and Renewz Sustainable Solutions, Inc. v. iSun, Inc., alleging various claims including breach of contract, defamation, and unjust enrichment arising out of the acquisition of iSun Energy, LLC, the sole owner of which was Mr. Peress. The litigation seeks legal and equitable remedies. The Company was granted an extension of time to plead to Plaintiffs’ Amended Complaint until April 29, 2022. On April 29, 2022, the Company filed its Answer and Counterclaims. Plaintiffs filed their Answer to the Company’s Counterclaims on May 31, 2022. The Court granted the parties’ Stipulated Discovery Schedule on September 8, 2022, setting forth discovery and other deadlines, and a Trial Readiness date of March 1, 2023. In accordance with the Stipulated Discovery Schedule, the parties served their respective Initial Disclosures on September 7, 2022, Plaintiffs served their 1st Set of Discovery on September 16, 2022, and the Company served its 1st Set of Discovery on July 18, 2022. The Company served its responses and objections to Plaintiffs’ 1st Set of Discovery on August 4, 2022, and Plaintiffs’ responses and objections to the Company’s 1st Set of Discovery are due September 6, 2022. Additionally, the case has been referred by the Court to Early Neutral Evaluation, which was conducted on September 30, 2022 before Mediator/ENE Evaluator Michael Marks, Esq. On January 17, 2023, the Company entered into a settlement agreement effectively resolving all claims with no additional consideration paid as a result of settlement.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on Nasdaq under the symbol “ISUN.” The last reported sale price of our Common Stock on March 31, 2023 on Nasdaq was $1.03 per share

Holders of Common Stock.

On March 29, 2023, we had 461 registered holders of record of our Common Stock.

Dividends and dividend policy.

We have never declared or paid any cash dividend on our Common Stock, nor do we currently intend to pay any cash dividend on our Common Stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Introduction / Overview

Throughout our 50-year history, we have always embraced innovative change. There has never been a more meaningful, or impactful time to be a leader in the innovation that will help fight climate change. We have built a team that is passionate about transitioning American power generation and consumption to clean solar energy, we are passionately focused on our mission to accelerate the adoption of solar energy.

We are one of the largest solar energy services and infrastructure deployment companies in the country and are expanding across the United States. Our services include solar, storage and electric vehicle infrastructure, design, development and professional services, engineering, procurement, installation, O&M and storage. We uniquely target all solar markets including residential, commercial, industrial and utility segments.

Prior to becoming a public company, we were a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. Our core values were and still are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, our Chief Executive Officer, has applied such core values to expand into the solar industry. Today, we are guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives. We have positioned the company to serve all segments of the rapidly evolving energy markets. We are able to originate valuable solar assets through our development and design services team. We are able to leverage our digital sales and marketing capabilities to generate high quality leads for our Residential, Commercial and Industrial divisions. Our experience provides for the high-quality craftsmanship required for installing long-term assets for all customers. Our team approach allows us to collaborate across divisions in order to efficiently utilize our internal labor resources. The diversity of our service offerings allows us to serve our customer needs in the evolving energy environment.

On January 19, 2021, we completed a business combination (the “Merger Agreement”) pursuant to which we acquired iSun Energy LLC (“iSun Energy”). The Business Combination was an acquisition treated as a merger and reorganization and iSun Energy became a wholly owned subsidiary of The Peck Company Holdings, Inc. Immediately prior to the business combination, we changed our name to iSun, Inc. (the “Company”).

On April 6, 2021, iSun Utility, LLC (“iSun Utility”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Adani Solar USA, Inc., a Delaware corporation (Adani”), and Oakwood Construction Services, Inc., a Delaware corporation (“Oakwood”) entered into an Assignment Agreement (the “Assignment”), pursuant to which iSun Utility acquired all rights to the intellectual property of Oakwood and its affiliates (the “Project IP”). Oakwood was a utility-scale solar EPC, Development and Design company and a wholly-owned subsidiary of Adani. The Project IP included all of the intellectual property, project references, templates, client lists, agreements, forms and processes of Adani’s U.S. solar business.

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

The world recognizes the need to transition to a reliable, renewable energy grid in the next 50 years. States from Vermont to Hawaii are leading the way in the U.S. with renewable energy goals of 75% by 2032 and 100% by 2045, respectively. California committed to 100% carbon-free energy by 2045. The majority of the other states in the U.S. also have renewable energy goals, regardless of current Federal solar policy. We are a member of Renewable Energy Vermont, an organization that advocates for clean, practical and renewable solar energy. The benefits of the newly enacted Inflation Reduction Act of 2022 (“IRA”) provide stability and certainty of incentives for the next 10 years that create value to our shareholders and provides a long-term commitment for the energy transformation. Our triple bottom line, which is geared towards people, environment, and profit, has always been our guide since we began installing renewable energy and we intend that it remain our guide over the next 50 years as we construct our energy future.

We primarily provide services to solar energy customers for projects ranging in size from several kilowatts for residential loads to multi-megawatt systems for commercial, industrial and utility projects. We have installed over 600 megawatts of solar systems since inception and are focused on profitable growth opportunities. We believe that we are well-positioned for what we believe to be the coming transformation to an all renewable energy economy. We are expanding across the United States to serve the fast-growing demand for clean renewable energy. We are open to partnering with others to accelerate our growth process, and we are expanding our portfolio of company-owned solar arrays to establish recurring revenue streams for many years to come. We have established a leading presence in the market after five decades of successfully serving our customers, and we are now ready for new opportunities and the next five decades of success.

The diverse nature of our service offerings allows us to manage our operations based on the maximization of value for our customers in the evolving energy market. Our core revenue stream is generated from our engineering, procurement and installation services and products consisting of solar, electrical and data installations but has expanded to include project origination, design and development services as well. . Approximately 85% of our revenue is derived from our solar EPC business, approximately 10% of revenue is derived from our electrical and data business and approximately 5% of revenue is derived from our project origination, development and design services. Recently our growth has been derived by increasing our solar customer base starting in 2013, mergers and acquisitions and expansion into new territories. We currently operate in Vermont, Maine, New Hampshire, New York, Massachusetts, Maryland, Alabama, Georgia and North and South Carolina. Our union crews are expert constructors, and union access to an additional workforce makes us ready for rapid expansion to other states while maintaining control of operating costs. The skillset provided by our workforce is transferrable among our service offerings depending on current demand.

We also make investments in solar development projects and currently own approximately three megawatts of operating solar arrays operating under long-term power purchase agreements. Our joint ventures allow for a retained ownership in originated projects. These long-term recurring revenue streams, combined with our in-house development and construction capabilities, make this asset class a strategic long-term investment opportunity for us.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, intangibles, goodwill, investments, impairment on investment, estimates in recording business combinations, revenue recognition utilizing a cost to cost method, allowances for uncollectible accounts, warrant liability and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the years ended December 31, 2022 and 2021, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of December 31, 2022 and 2021.

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

Union Labor

The Company uses union labor in order to construct and maintain the solar, electric and data work that comprise the core activities of its business. As such, contributions were made by the Company to the National Joint Apprenticeship and Training Committee, the National Electrical Benefit Funds, Union Pension Plans and a union Health and Welfare Fund. Each employee contributes monthly to the International Brotherhood of Electrical Workers (“IBEW”). The Company’s contract with the IBEW expires May 31, 2023.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

REVENUE AND COST OF EARNED REVENUE

For the year ended December 31, 2022, our revenue increased 68.7% to a record of high of $76.5 million compared to $45.3 million for the year ended December 31, 2021. Cost of earned revenue for the year ended December 31, 2022, was 55.4% higher at $60.5 million compared to $38.9 million for the year ended December 31, 2021. Our revenue increased as a result of the deployment of our robust suite of services over a full year. In addition to our historical commercial and industrial customer base, we added the capabilities to serve residential, small commercial and utility customers as well as support the demand for electric vehicle infrastructure across all our customer demographics. For the year ended December 31, 2022, our residential division represented 52% of our revenue mix compared to 28% for the year ended December 31, 2021. For the year ended December 31, 2022, our commercial and industrial division represented 43% of our revenue mix compared to 69% for the year ended December 31, 2021. For the year ended December 31, 2022, our utility, design and development division represented 5% of our revenue mix compared to 3% for the year ended December 31, 2021.

Gross profit was $16.0 million for the year ended December 31, 2022. This compares to $6.4 million of gross profit for the year ended December 31, 2021. The gross margin was 20.89% in the year ended December 31, 2022 compared to 14.10% in the year ended December 31, 2021. Approximately 85% of revenues for the years ended December 31, 2022 and 2021 were from solar installations. The residential revenue, on an annualized basis, grew at a higher rate than the commercial and industrial revenue. The margin enhancement was driven by the increase in the residential installation revenue mix which operates at a higher margin than our commercial and industrial division. Since the residential backlog is completed on a more frequent basis than the other divisions, it is anticipated that the higher margin will be maintained on a go-forward basis.

For 2023, we anticipate an increase in revenue over 2022 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $20.5 million expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $11.2 million expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $132.5 million expected to be completed within twelve to eighteen months and our utility division has 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. Historically, we have engaged with existing customers throughout the Northeast. The capabilities of our development and professional services team have allowed us to engage in project development in new geographic regions which will further our expansion opportunities.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on our industry reputation, and therefore have not historically incurred significant selling and marketing expenses. Total selling and marketing expenses, included in general and administrative expenses, increased to $1.2 million for the year ended December 31, 2022 compared to $0.2 million for the year ended December 31, 2021. Selling and marketing expenses were incurred by SunCommon. SunCommon is a wholly-owned subsidiary and our residential division brand and will incur marketing expenses as a means to generate sales demand.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $22.4 million for the year ended December 31, 2022, compared to $13.2 million for the year ended December 31, 2021. As a percentage of revenue, G&A expenses were consistent year over year at 29.3% in the year ended December 31, 2022 compared to 29.2% in the year ended December 31, 2021. In total dollars, G&A increased as we developed our internal platform to support the growth of our new customer revenue channels. For the year ended December 31, 2022, our G&A increased significantly as this was the first full year of operations of our newly acquired entities. As we continue to generate efficiencies through shared services and a consolidation of overhead, we anticipate our G&A expenses to remain consistent through our next revenue scale but decrease as a percentage of revenue.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses increased to $1.8 million for the year ended December 31, 2022, compared to $0.6 million for the year ended December 31, 2021. The main contributions to the increase were a full year of operations of the entities acquired in 2021.

IMPAIRMENT

During the year ended December 31, 2022, we experienced a significant decline in our market capitalization, which continued into the first quarter of 2023, and management deemed such decline a triggering event related to goodwill. As a result, we performed an impairment assessment as of December 31, 2022 and determined that impacts of supply chain shortage, the anti-circumvention investigation and labor shortages have depressed market capitalizations across our peer group in the solar industry.

We utilized a weighted combination of the income-based approach and market-based approach to determine the fair value. Key assumptions used in the income-based approach included forecasts of revenue, operating income, cash flows, terminal growth rates and discount rates associated for the risks associated with the operations at the time of the assessment. Key assumptions used in the market-based approach included the selection of recent acquisitions by appropriate peer companies and associated valuation multiples. Our assessment, which was largely based on our current backlog of $164.2 million of revenue, yielded a range of valuations that were approximately 15% to 20% above carrying value. Due to the depressed market capitalizations across our peer groups, we believe that the current market capitalization is not an appropriate indicator of our valuation. Our income-based valuation, as well as that of independent analysts, provided results in excess of our carrying value. As we continue our growth towards cash flow positive operations, we believe that our market capitalization will appreciate to reflect our appropriate valuation. Although we believe, but we cannot say with a high degree of certainty that the decline in our market capitalization is temporary, in reconciling our current market capitalization to our carrying value, an impairment in the amount of $37.15 million was recorded consistent with U.S. GAAP.

OTHER INCOME (EXPENSES)

Interest expense for the twelve months ended December 31, 2022, was $1.4 million compared to $0.5 million for the same period of the prior year as a result of the B. Riley Capital credit facility utilized to support the acquisition of SunCommon. We recognized a gain on the forgiveness of PPP loan of $2.6 million and $2.0 million for the twelve months ended December 31, 2022 and December 31, 2021, respectively. We recognized gains from the change in fair value of the warrant liability of $0.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

INCOME (BENEFIT) TAX EXPENSE

The U.S. GAAP effective tax rate for the years ended December 31, 2022 was 4.36% and December 31, 2021 was 23.48%. The proforma effective tax rate for the years ended December 31, 2022 was 21.0% and December 31, 2021 was 21.0%. At December 31, 2022 and 2021, the change in the effective tax rate (“ETR”) is driven by the non-taxable income generated from the forgiveness of a loan under the CARES Act Payroll Protection Program (“PPP”) of $2.6 million and $2.0 million, respectively.

NET LOSS

The net loss for the year ended December 31, 2022 was $53.8 million compared to a net loss of $6.2 million for the year ended December 31, 2021.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections, and make strategic decisions.

EBITDA and Adjusted EBITDA

Included in this presentation are discussions and reconciliations of earnings before interest, income tax and depreciation and amortization (“EBITDA”) and EBITDA adjusted for certain non-cash, non-recurring or non-core expenses (“Adjusted EBITDA”) to net loss in accordance with GAAP. Adjusted EBITDA excludes certain non-cash and other expenses, certain legal services costs, professional and consulting fees and expenses. We believe that these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Year ended December 31,
	2022	2021
Net loss	$(53,779)	$(6,241)
Depreciation and amortization	7,071	982
Impairment of goodwill	37,150	-
Interest expense	1,351	518
Stock compensation	2,981	2,315
Change in fair value of warrant liability	(138)	(976)
Income tax (benefit)	(752)	(1,915)
EBITDA	(6,116)	(5,317)
Other costs(1)	514	1,418
Adjusted EBITDA(2)	$(5,602)	$(3,899)
Weighted Average shares outstanding	14,089,499	9,264,919
Adjusted EPS	$(0.40)	$(0.42)

(1)	For the year ended December 31, 2022, other costs consist of one-time expenses incurred related to a debt transaction that was not consummated. For the year ended December 31, 2021, other costs consist of one-time expenses related to the acquisitions of iSun Energy LLC, Oakwood Construction Services, LLC and SolarCommunities, Inc. The Company also held two Special Meetings of Stockholders in order to amend its Second Amended and Restated Certificate of Incorporation.

(2)	As the forgiveness of the PPP loan is considered a one-time expense, the Company considered including the forgiveness of $2.6 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively, as a reconciling item. The Company excluded the forgiveness on the basis that had it not been awarded a PPP loan, the Company would have terminated, furlough or reduced its workforce during the COVID-19 pandemic shutdown.

LIQUIDITY AND CAPITAL RESOURCES

We had $5.5 million in unrestricted cash at December 31, 2022, as compared to $2.2 million at December 31, 2021.

As of December 31, 2022, our working capital deficit was $4.5 million compared to a working capital deficit of $10.3 million at December 31, 2021. To date, the Company has relied predominantly on operating cash flow to fund its operations, borrowings from its credit facilities, sales of Common Stock and exercise of public warrants. The availability of financing and the cash flow from operations mitigates the potential for substantial doubt. The Company restructured its indebtedness in November 2022. The new debt facility allows for repayment of the obligation to pay principal and interest in shares of Common Stock which to the extent the Company elects to pay in shares of Common Stock preserves cash. If the Company elects to repay the convertible note in shares of Common Stock, the Company’s working capital would increase by $4.8 million to $0.3 million at December 31, 2022.

We believe that the aggregate of our existing cash and cash equivalents, debt facility and sales of Common Stock pursuant to our shelf registration will be sufficient to meet our operating cash requirements for at least 12 months from the date these financial statements are made available. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $20,500 expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $11,200 expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $132,500 expected to be completed within twelve to eighteen months and our utility division has 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

Sales of Common Stock pursuant to the Form S-3 Registration Statement filed on December 4, 2020, provided funds to support our operations and growth strategy. The access to capital accelerates our growth process and allows us to continue our expansion plans into new territories, aggressively pursue accretive merger and acquisition transactions and continue investing in our company-owned solar assets which now consist of the product offerings of iSun Energy LLC. As of March 16, 2023, there is currently approximately $16.0 million potentially available for sales pursuant to the Registration Statement as we received aggregate proceeds of approximately $10.5 million through a Registered Direct Offering and approximately $23.5 million through the sale of Common Stock in ATM offerings.

Cash flow used by operating activities was $6.3 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used by operating activities was primarily the result of the decrease in accrued liabilities of $1.7 million which was due to payout of employee retention bonuses related to the SunCommon acquisition and payments of the earnout provision.

Net cash provided by investing activities was $1.2 million for the year ended December 31, 2022, compared to $36.7 million used in the year ended December 31, 2021. The change was attributable to the sale of solar assets in 2022 and the acquisition of SunCommon for $25.2 million and minority investments of $8.0 million, both taking place in 2021.

Net cash provided by financing activities was $8.4 million for the year ended December 31, 2022 compared to $43.4 million of cash provided by financing activities for the year ended December 31, 2021. Cash flow provided by financing activities was primarily driven by proceeds from the sale of common stock of $14.4 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2022, our fixed interest rate debt of $13.6 million aggregate principal amount of which accrued interest at a weighted average interest rate of approximately 5.0%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

iSun, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSun, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2022 due to the adoption of Accounting Standards Codification, Leases (ASC 842).

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

New York, NY

April 17, 2023

iSun, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

(In thousands, except number of shares)

	2022	2021
Assets
Current Assets:
Cash	$5,455	$2,242
Accounts receivable, net of allowance	8,783	14,337
Contract assets	7,324	4,004
Inventory	2,536	2,480
Other current assets	1,625	1,071
Total current assets	25,723	24,134
Property and equipment:
Building and improvements	481	967
Vehicles	3,824	2,908
Tools and equipment	2,152	3,127
Software	310	234
Construction in process	-	3
Solar arrays	6,708	6,859
	13,475	14,098
Less accumulated depreciation	(5,035)	(3,007)
	8,440	11,091
Other Assets:
Operating lease right-of-use asset	6,960	-
Captive insurance investment	270	270
Goodwill	-	36,907
Intangible assets	14,038	18,858
Investments	12,020	12,420
Other assets	30	48
	33,318	68,552
Total assets	$67,481	$103,728
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,941	$13,188
Accrued expenses	5,868	7,628
Operating lease liability	588	-
Contract liabilities	5,419	2,389
Line of credit	-	4,468
Current portion of deferred compensation	31	31
Current portion of long-term debt	5,374	6,694
Total current liabilities	30,221	34,398
Long-term liabilities:
Deferred compensation, net of current portion	-	28
Deferred tax liability	-	772
Warrant liability	10	148
Operating lease liability	6,711	-
Other liabilities	3,026	3,375
Long-term debt, net of current portion	8,226	5,149
Total liabilities	48,194	43,870
Commitments and Contingencies (Note 9)
Stockholders’ equity:
Common stock – 0.0001 par value 49,000,000 shares authorized, 15,083,109 and 11,825,878 issued and outstanding as of December 31, 2022 and 2021, respectively	2	1
Additional paid-in capital	74,070	60,863
Accumulated deficit	(54,785)	(1,006)
Total Stockholders’ equity	19,287	59,858
Total liabilities and stockholders’ equity	$67,481	$103,728

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

(In thousands, except number of shares)

	2022	2021

Earned revenue	$76,453	$45,312
Cost of earned revenue	60,481	38,921
Gross profit	15,972	6,391

Warehouse and other operating expenses	1,765	378
General and administrative expenses	22,411	13,330
Stock based compensation - general and administrative	2,981	2,315
Impairment of goodwill	37,150	-
Depreciation and amortization	7,071	982
Total operating expenses	71,378	17,005
Operating loss	(55,406)	(10,614)

Other expenses

Gain on forgiveness of PPP loan	2,592	2,000
Change in fair value of warrant liability	138	976
Other expense	(504)	-
Interest expense	(1,351)	(518)

Loss before income taxes	(54,531)	(8,156)
Benefit for income taxes	(752)	(1,915)

Net loss	(53,779)	(6,241)

Preferred stock dividend	-	(70)

Net loss available to shares of common stockholders	$(53,779)	$(6,311)
Weighted average shares of common stock outstanding
Basic and diluted	14,089,499	9,264,919
Basic and diluted	$(3.82)	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

December 31, 2022 and 2021

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2021	200,000	$-	5,313,268	$1	$2,577	$5,304	$7,882

Registered Direct Offering			840,000	-	9,585	-	9,585

Acquisition of iSun Energy, LLC	-	-	300,000	-	2,922	-	2,922

Exercise of Unit Purchase Option	-	-	130,000	-	-	-	-

Redemption of Common Stock	-	-	(34,190)	-	(673)	-	(673)

Conversion of Preferred Shares	(200,000)	-	370,370	-	-	-	-

Dividends Payable on Preferred Shares	-	-	-	-	-	(70)	(70)

Conversion of Solar Project Partners, LLC warrant	-	-	117,376	-	-	-	-

Stock compensation under equity incentive plan	-	-	139,664	-	2,315	-	2,315

Exercise of options	-	-	100,666	-	150	-	150

Exercise of public warrants	-	-	1,820,509	-	20,906	-	20,906

Acquisition of Solar Communities, Inc.	-	-	1,810,915	-	15,965	-	15,965

Acquisition of Liberty Electric, Inc.	-	-	29,749	-	250	-	250

Sale of Common Stock pursuant to S-3 registration statement	-	-	887,551	-	6,866	-	6,866

Net loss	-	-	-	-	-	(6,241)	(6,241)

Balance as of December 31, 2021	-	-	11,825,878	1	60,863	(1,006)	59,858

Issuance under equity incentive plan	-	-	619,300		3,866	-	3,866

Redemption of Put Agreements			(575,966)		(5,079)		(5,079)

Sale of Common Stock pursuant to S-3 registration statement	-	-	3,213,897	1	14,420	-	14,421

Net loss		-		-	-	(53,779)	(53,779)

Balance as of, December 31, 2022	-	$-	15,083,109	$2	$74,070	$(54,785)	$19,287

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(In thousands, except number of shares)

	2022	2021
Cash flows from operating activities
Net loss	$(53,779)	$(6,241)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill	37,150	-
Depreciation	2,252	681
Bad debt expense	145	-
Amortization expense	4,820	301
Amortization of right-of-use asset	660	-
Gain on forgiveness of PPP loan	(2,592)	(2,000)
(Gain) on sale of fixed assets	78	(63)
Change in fair value of warrant liability	(138)	(976)
Stock based compensation	3,866	2,315
Deferred finance charge amortization	413	103
Deferred income taxes	(772)	(1,909)
Changes in operating assets and liabilities:
Accounts receivable	5,409	(8,121)
Prepaid expenses	(554)	(825)
Contract assets	(3,320)	(2,649)
Inventory	(56)	(112)
Accounts payable	(247)	9,101
Accrued expenses	(1,760)	3,956
Contract liabilities	3,030	1,248
Other assets	18	(47)
Other liabilities	(349)	75
Deferred compensation	(28)	(32)
Operating lease liability	(564)	-
Net cash (used in) provided by operating activities	(6,318)	5,195
Cash flows from investing activities:
Purchase of equipment	(512)	(976)
Proceeds from sale of fixed assets	1,267	-
Acquisition of SolarCommunities, Inc.	-	(25,650)
Acquisition of Liberty Electric, Inc.	-	(1,195)
Acquisition of Oakwood Construction Services, LLC	-	(1,000)
Acquisition of iSun Energy, LLC	-	(85)
Dividend receivable	400	300
Minority investments	-	(8,000)
Investment in captive insurance	-	(72)
Net cash used in investing activities	1,155	(36,678)
Cash flows from financing activities:
Proceeds from line of credit	20,453	30,684
Payments to line of credit	(24,921)	(29,697)
Proceeds from long-term debt	12,500	10,616
Payments of deferred finance charges	(1,654)	-
Exercise of stock options	-	150
Payments of long-term debt	(7,344)	(4,997)
Redemption of shares of Common Stock	-	(673)
Due to stockholders	-	(24)
Proceeds from warrant exercise	-	20,906
Proceeds from sales of common stock, gross proceeds of $14,867 less issuance costs of $446	14,421	6,866
Redemption of Put agreements	(5,079)	-
Registered direct offering	-	9,585
Net cash provided by financing activities	8,376	43,416
Net increase in cash	3,213	1,543
Cash, beginning of year	2,242	699
Cash, end of year	$5,455	$2,242
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,351	$36
Income taxes	7	-
Supplemental schedule of non-cash investing and financing activities:
Accrued employee incentive compensation settled in stock	$885	$-
Preferred dividends satisfied with distribution from investment	$-	$70
Operating right-of-use lease asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	268	-
Vehicles purchased and financed	$465	$-
Shares of Common Stock issued for acquisition of iSun Energy LLC	$-	$2,922
Shares of Common Stock issued for acquisition of SolarCommunities, Inc.	$-	$15,965
Shares of Common Stock issued for acquisition of Liberty Electric, Inc.	$-	$250

The accompanying notes are an integral part of these consolidated financial statements.

iSUN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(in thousands, except share and per share data)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a) Organization

iSun, Inc. is a solar energy company providing design, development, engineering, procurement, installation, storage and electric vehicle infrastructure services for residential, commercial, industrial and utility customers across the United States. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in Williston, Vermont.

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

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of December 31, 2022 and 2021, the Company had $0 in pre-contract costs classified as a current asset under contract assets on the Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue, all recognized over time, based on the timing of satisfaction of performance obligations for the years ended December 31:

(In thousands)

	2022	2021

Performance obligations satisfied over time
Solar	$68,936	$40,512
Electric	6,354	3,631
Data and Network	1,163	1,169
Totals	$76,453	$45,312

The following table disaggregates the Company’s revenue based operational division for the years ended December 31:

(In thousands)

	2022	2021
Operations
Residential	$39,513	$12,525
Commercial and Industrial	32,750	31,413
Utility	4,190	1,374
Totals	$76,453	$45,312

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

e) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $302 at December 31, 2022 and $84 at December 31, 2021, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

f) Contract Assets and Liabilities

Contract assets consist of (i) the earned, but unbilled, portion of a project for which payment is deferred by the customer until certain met; (ii) direct costs, including commissions, labor related costs and permitting fees paid prior to recording revenue, and (iii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for larger construction contracts. Contract liabilities consist of deferred revenue, customer deposits and customer advances, which represent consideration received from a customer prior to transferring control of goods or services to the customer under the terms of a contract. Total contract assets and contract liabilities balances as of the respective dates are as follows:

	2022	2021
(In thousands)
Contract Assets	$7,324	$4,004
Contract Liabilities	5,419	2,389

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

Project Asset were $0 for the years ended December 31, 2022 and 2021, respectively.

g) Property and Equipment

Property and equipment greater than $5 are recorded at cost. Cost includes the price paid to acquire or construct the assets, required installation costs, and any expenditures that substantially add to the value or substantially extend the useful life of the assets.

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

Total depreciation expense for the years ended December 31, 2022 and 2021 was $2,252 and $681, respectively.

The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation are eliminated from the accounts and any resulting gain or loss is included in operations. The cost of maintenance and repairs are charged to expense as incurred, while significant renewals or betterments are capitalized.

h) Intangible Assets

Intangible assets primarily consist of trademarks, intellectual property and backlog They are amortized ratably over a range of 1 to 10 years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company has recorded any impairment during the years ended December 31, 2022 and 2021, respectively.

i) Goodwill

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

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that the reporting unit is the entire company, due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. However, due to the decline in Company’s market price, it was determined that it was more likely and not that the Goodwill was fully impaired as of December 31, 2022 and recorded an impairment of $37,150, a nonrecurring fair value measurement.

j) Long-Lived Assets

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

The Company considers a long-lived asset to be abandoned after the Company has ceased use of such asset and it has no intent to use or repurpose the asset in the future. Abandoned long-lived assets are recorded at their salvage value, if any.

k) Asset Retirement Obligations

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and it capitalizes the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed significant to the financial statements and were therefore, not recorded as a liability at December 31, 2022 and 2021.

l) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At December 31, 2022 and 2021, the uninsured balances were approximately $3,300 and $900, respectively.

m) Income Taxes

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

o) Sales Tax

The Company’s accounting policy is to exclude state sales tax collected and remitted from revenues and costs of sales, respectively.

p) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, estimates in recording the business combinations, discount rate used in lease analysis, investments, impairment on investments and valuation of deferred tax assets. Actual results could differ from those estimates.

q) Recently Issued Accounting Pronouncements

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

On May 03, 2021, the FASB issued Accounting Standards Update (ASU) 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued ASU 2021-04 to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU was effective years beginning after December 15, 2021, including interim periods within those years and the Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption had to be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In September 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470). This ASU amends SEC paragraphs pursuant to SEC release No. 33-10762. We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures. This guidance is effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The adoption of this standard does not have a material impact on the consolidated financial statements and related disclosures.

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

In June 2016 the FASB issued ASU No. 2016-13, Financial Instruments-Credit losses (Topic 326). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. The update will replace the current incurred loss model with an expected loss model. Under the incurred loss model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (that is has been “incurred”). Under the expected loss model, a loss (or allowance) is recognized upon initial recognitions of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The incurred loss model considers past events and conditions, while the expected loss model includes expectations for the future which have yet to occur. ASU 2018-19 was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. As an emerging growth company, the standard was effective for the Company’s 2021 annual reporting period and interim periods beginning first quarter of 2022. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements and related disclosures.

r) Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. The Company incurred $1,654 and $400 of deferred financing costs during the year ended December 31, 2022 and 2021, respectively. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $413 and $103 for the years ended December 31, 2022 and 2021, respectively.

s) Fair Value of Financial Instruments

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

t) Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On January 21, 2022, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,592 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2022. On December 6, 2021, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,000 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2021.

u) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. No inventory allowance exists at December 31, 2022 and December 31, 2021, respectively.

v) Warrant liability

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

w) Segment Information

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

x) Legal Contingencies

The Company accounts for liabilities resulting from legal proceedings when it is possible to evaluate the likelihood of an unfavorable outcome in order to provide an estimate for the contingent liability. At December 31, 2022 and 2021, there are no material contingent liabilities arising from pending litigation.

2. ACQUISITIONS

iSun Energy, LLC

On January 19, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization with iSun Energy LLC. iSun Energy LLC became a wholly-owned subsidiary of the Company. iSun Energy, LLC is a provider of products and services designed to support the electric vehicle market. In connection with Merger, Sassoon Peress, the sole member, will receive 400,000 shares of the Company’s Common Stock over five years valued at $2,404, 200,000 shares of which were issued at the closing, warrants to purchase up 200,000 shares of the Company’s Common Stock, valued at $518, cash considerations of $85 and up to 240,000 shares of the Company’s Common Stock based on certain performance milestones for an aggregate value of $3,007.

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

At December 31, 2022 and 2021, the amount of $2,406 and $2,706, net of amortization of $601 and $301, respectively, is included as an Intangible Asset. The Company deemed the acquisition an asset acquisition in as much as the acquired assets consisted primarily of the iSun brand and know-how and contained no other business processes. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is 10 years. For the year ending December 31, 2022 and 2021, amortization expense is $600 and $301, respectively.

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

Under the Assignment, iSun Utility purchased the Project IP from Adani and Oakwood for total consideration of $2.7 million, with $1.0 million due immediately and the remaining $1.7 million contingent upon the achievement of certain milestones, as described in this paragraph. Under the Assignment provides that iSun Utility acquired all membership interests in Hartsel Solar, LLC (“Hartsel”), and through this transaction iSun Utility acquired all rights to Hartsel’s in-process solar project (the “Hartsel Project”). If Hartsel achieves certain milestones, iSun Utility will pay to Adani $0.7 million to secure equipment previously purchased allowing for safe harbor of the 30% ITC and an additional amount of $1.0 million for key development milestones. The contingent provisions of the Assignment Agreement entered into with Oakwood and Adani are considered Level 3 measurements. Given that the probability of such provisions being achieved is highly unlikely and still remote at December 31, 2022, no value was assigned to the contingent provision.

At December 31, 2022 and 2021, the amount of $800 and $1,000, net of amortization of $150 and $0, respectively, is included as an Intangible Asset. The Company deemed the acquisition an asset acquisition in as much as the acquired assets consisted primarily of the know-how and contained no other business processes. Amortization is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is 10 years. For the year ending December 31, 2022 and 2021, amortization expense is $150 and $0, respectively.

Business Combination

On September 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, iSun Residential Merger Sub, Inc., a Vermont corporation (the “Merger Sub”) and wholly-owned subsidiary of iSun Residential, Inc., a Delaware corporation (“iSun Residential”) and wholly-owned subsidiary of the Company, SolarCommunities, Inc., a Vermont benefit corporation (“SunCommon”), and Jeffrey Irish, James Moore, and Duane Peterson as a “Shareholder Representative Group” of the holders of SunCommon’s capital stock (the “SunCommon Shareholders”), pursuant to which the Merger Sub merged with and into SunCommon (the “Merger”) with SunCommon as the surviving company in the Merger and SunCommon became a wholly-owned subsidiary of iSun Residential. In connection with Merger, the SunCommon Shareholders received merger consideration totaling $48,300 consisting of (i) cash in the amount of $25,535; (ii) Common Stock of the Company (“Common Stock”) in the amount of $15,965, priced at $8.816 per share; and (iii) earn out consideration of up to $10,000 upon the fulfillment of certain conditions. The net present value of the earnout provision was determined to be $6,800 and the Company has included the $3,500 and $3,300 as current in accrued expenses and long-term liabilities in other liabilities, respectively. The shares of the Common Stock issued in connection with the Merger were listed on the NASDAQ Capital Market. The Merger closed and was effective on October 1, 2021.

The Company will begin reporting in segments in the future as we do not currently allocate labor amongst the operating divisions.

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

Purchase Price Allocation

Under the purchase method of accounting, the transaction was valued for accounting purposes at approximately $48,300,000 which was the fair value of SolarCommunities, Inc. at the time of acquisition. The assets and liabilities of SolarCommunities, Inc. were recorded at their respective fair values as of the date of acquisition. Any difference between the purchase price of SolarCommunities, Inc. and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. There were no material changes between the preliminary and final estimated fair values. The acquisition date preliminary estimated fair value of the consideration transferred consisted of the following:

Purchase price (in 000’s):
Fair value of iSun’s shares of Common Stock issued (1,810,955 shares), at $8.816 per share		$15,965
Cash paid		25,535
Earnout provision		6,800
Total consideration transferred		$48,300
Fair value of identifiable assets acquired:
Cash and cash equivalents	$581
Accounts receivable	3,409
Inventory	2,653
Contract assets	610
Premises and equipment	4,447
Trademark and brand	11,980
Backlog	3,220
Other current assets	762
Total identifiable assets	$27,662
Fair value of identifiable liabilities assumed:
Accounts payable and accrued liabilities	$5,562
Contract liabilities	1,103
Customer deposits	355
Deferred tax liabilities	2,070
Loans payable	6,282
Other liabilities	260
Total identifiable liabilities	$15,632
Net assets acquired including identifiable intangible assets		12,030
Goodwill		$36,270

During the year ended December 31, 2021, we recorded non-recurring total transaction costs related to the Acquisition of $1,235. These expenses were accounted for separately from the net assets acquired and are included in general and administrative expense.

Business Combination

On November 18, 2021, John Stark Electric, Inc., a New Hampshire corporation (“JSI”) and wholly-owned subsidiary of iSun, Inc., a Delaware corporation (the “Company”), Liberty Electric, Inc., a New Hampshire Corporation (“Liberty”) and John P. Comeau (“Comeau”) after obtaining required consents released signature pages and closed an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which JSI acquired all of the assets of Liberty (the “Acquisition”) for a purchase price of $1,400, subject to a post-closing working capital adjustment. The purchase price was paid as follows: (i) cash in the amount of $1,200; (ii) Common Stock of the Company in the amount of $250, priced at $8.4035 per share, which was the 10-day volume weighted average Nasdaq closing price immediately prior to the Closing Date; and (iii) earn out consideration of up to $300 upon the fulfillment of certain conditions.

The purchase price for Liberty Electric, Inc. consisted of $1,400 in cash, equity and cash consideration for existing working capital subject to post-closing adjustments related to working capital, cash, indebtedness and transaction expenses. The Acquisition was accounted for under ASC 805 and the financial results of Liberty have been included in the Company’s consolidated financial statements since the date of the Acquisition.

Purchase Price Allocation

Under the purchase method of accounting, the transaction was valued for accounting purposes at $1,400 which was the fair value of Liberty Electric, Inc. at the time of acquisition. The assets and liabilities of Liberty Electric, Inc. were recorded at their respective fair values as of the date of acquisition. Any difference between the purchase price of Liberty Electric, Inc. and the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The acquisition date estimated fair value of the consideration transferred consisted of the following:

Purchase price (in 000’s):
Fair value of iSun’s shares of Common Stock issued (29,749 shares), at $8.4035 per share		$250
Cash paid		1,195
Earnout provision		-
Total consideration transferred		$1,445
Fair value of identifiable assets acquired:
Accounts receivable	$562
Inventory	90
Contract assets	97
Premises and equipment	38
Other current assets	2
Total identifiable assets	$789
Fair value of identifiable liabilities assumed:
Accounts payable and accrued liabilities	$219
Contract liabilities	5
Total identifiable liabilities	$224
Net assets acquired including identifiable intangible assets		565
Goodwill		$880

(1)	The earnout provision has not been met and has not been included in the allocation of the purchase price.

Pro Forma Information (Unaudited)

The results of operations for the acquisitions of SolarCommunities, Inc. and Liberty Electric Inc. since the October 1, 2021 and November 1, 2021 closing dates, respectively, have been included in our December 31, 2021 consolidated financial statements and include approximately $12,500 and $700 of total revenue. The following unaudited pro forma financial information represents a summary of the consolidated results of operations for the years ended December 31, 2022 and 2021, assuming the acquisition had been completed as of January 1, 2020. The pro forma financial information includes certain non-recurring pro forma adjustments that were directly attributable to the business combination. The proforma adjustments include the elimination of acquisition transaction expenses totaling $1,235 incurred in 2021. The pro forma financial information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had been effective as of these dates, or of future results.

	Year Ended December 31,
(in 000’s)	2022	2021
Revenue, net	$76,453	$72,501

Net loss	$(53,779)	$(9,202)

Weighted average shares of common stock outstanding, basic and diluted	14,089,499	10,657,665

Net loss per share, basic and diluted	$(3.82)	$(0.86)

3. LIQUIDITY AND FINANCIAL CONDITION

In 2022, the Company experienced a net operating loss and negative cash flow from operations. At December 31, 2022, the Company had balances of cash of $5,455, working capital deficit of $4,498, and total stockholders’ equity of $19,287. To date, the Company has relied predominantly on operating cash flow to fund its operations, borrowings from its credit facilities, sales of Common Stock and exercise of public warrants. Cash used in operations gives rise to substantial doubt however the availability of financing and the cash flow from operations mitigates the potential for substantial doubt. In November 2022, the Company borrowed funds pursuant to a secured fixed rate debt facility and paid and terminated its previously existing line of credit. The new debt facility allows for repayment of the obligation in shares of Common Stock which, if the Company choses to do, will conserve cash.

The Company does not expect to continue to incur losses from operations. For the years ended December 31, 2022 and 2021, margin was impacted significantly due to material and commodity price increases and inefficiencies resulting from labor shortages. The Company modified contract terms to allow for an adjustment in contract terms to account for any fluctuations in material pricing.

The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $20,500 expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $11,200 expected to be completed within six to eight months, our industrial division has a contracted backlog of approximately $132,500 expected to be completed within twelve to eighteen months and our utility division has 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed.. The customer demand across our segments will provide short-term operational cash flow.

As of March 16, 2023, the Company had approximately $16,000 in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

The Company believes its operating cash flow, current cash on hand, and additional sales of Common Stock, the collectability of its accounts receivable and proceeds generated from its project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31, 2022	December 31, 2021
Accounts receivable - contracts in progress	$8,502	$13,886
Accounts receivable - retainage	583	535
	9,085	14,421
Allowance for doubtful accounts	(302)	(84)
Total	$8,783	$14,337

Bad debt expense was $145 and $0 for the years ended December 31, 2022 and 2021, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Contract assets	$7,231	$3,452
	-	-
Unbilled receivables, included in costs in excess of billings	93	552
	7,324	4,004
Retainage, included in Accounts Receivable	583	535
	$7,907	$4,539

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred costs associated with contract assets as of December 31, 2022 will be billed and collected within one year. Contract liabilities were as follows at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Contract Liabilities	$5,419	$2,389
Retainage	-	-
Total	$5,419	$2,389

5. CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	December 31, 2022	December 31, 2021
Expenditures to date on uncompleted contracts	$31,215	$13,716
Estimated earnings thereon	2,509	2,784
	33,744	16,499
Less billings to date	(31,912)	(15,436)
	1,812	1,063)
Plus under billings remaining on contracts 100% complete	93	552
Total	$1,905	$1,615

Included in accompany balance sheets under the following captions:

	December 31, 2022	December 31, 2021
Contract assets	$7,324	$4,004
Contract liabilities	(5,419)	(2,389)
	$1,905	$1,615

6. LEASES

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. This update requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at lease commencement date. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will largely remain unchanged and shall continue to depend on its classification as a finance or operating lease. The Company adopted the ASU and related amendments on January 1, 2022 and elected certain practical expedients permitted under the transition guidance. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods, retained historical lease classification, and not applying hindsight in determining the lease term. The Company also elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less.

Under the new guidance, the majority of the Company’s leases continued to be classified as operating. During the fourth quarter of 2022, the Company completed its implementation of its processes and policies to support the new lease accounting and reporting requirements. Based on the Company’s lease portfolio as of January 1, 2022, the impact of adopting ASU 2016-02 increased both the Company’s total assets and total liabilities by approximately $7,539 and $7,808 respectively. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Statements of Operations or Cash Flows.

The Company has operating leases for offices, warehouse, vehicles, office equipment and land leases for its solar assets. The Company’s leases have remaining lease terms of 1 year to 18 years, some of which include options to extend.

The Company’s lease expense for the year ended December 31, 2022 was entirely comprised of operating leases and amounted to $753. Operating lease payments, which reduced operating cash flows for the year ended December 31, 2022 amounted to $835. The difference between the ROU asset amortization of $660 and the associated lease expense of $642 consists of interest, new vehicles, new facilities and lease extensions, office and office equipment leases originated during the year ended December 31, 2022.

December 31, 2022
Operating lease right-of-use assets	$6,960

Operating lease liabilities—short term	588
Operating lease liabilities—long term	6,711
Total operating lease liabilities	$7,299

As of December 31, 2022, the weighted average remaining lease term for operating leases was 10.94 years and the weighted average discount rate for the Company’s operating leases was 3.33%.

Estimated minimum future lease obligations are as follows:

Year ending December 31:	Amount
2023	$817
2024	805
2025	798
2026	796
2027	797
Thereafter	4,740
Total lease payments	8,753
Less: interest	(1,454)
$7,299

7. LONG-TERM DEBT

A summary of long-term debt is as follows:

	December 31, 2022	December 31, 2021
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$598	$641
NBT Bank, National Association, 4.20% interest rate, secured by building, payable in monthly installments of $3,293 through September 2026, with a balloon payment at maturity.	-	216
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	137	174
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	325	377
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	14	48
Various vehicle loans, interest ranging from 0% to 10.09%, total current monthly installments of approximately $34,878 secured by vehicles, with varying terms through 2027.	1,271	1,147
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	21	48
B. Riley Commercial Capital, LLC, 8.0% interest rate, payable in full on October 15, 2022	-	6,046
Unsecured note payable in connection with the PPP, established by the federal government Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which bears interest at 1% through April 2026. The Company has not yet applied for forgiveness.	-	2,592
Senior secured convertible notes payable, 5% interest rate, monthly payments of 1/26th of the original purchase amount plus accrued but unpaid interest beginning March 1, 2023 until maturity date of May 4, 2025.	12,500	-

	December 31, 2022	December 31, 2021
CSA 5: Payable in monthly installments of $2,414, including interest at 5.5%, due August 2026.	-	119
CSA 17: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from April 2025 through maturity in April 2027.	-	133
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from June 2025 through maturity in June 2027.	115	137
CSA 5: Payable in monthly interest only installments of $1,104 through August 2019; then payments of $552, representing half of monthly interest only payments, through August 2026 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due August 2034; interest at 11.25% throughout the loan term.	-	118
CSA 17: Payable in monthly interest only installments of $1,104 through April 2020; then payments of $552, representing half of monthly interest only payments, through April 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due April 2035; interest at 11.25% throughout the loan term.	-	118
CSA 36: Payable in monthly interest only installments of $1,104 through June 2020; then payments of $552, representing half of monthly interest only payments, through June 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due June 2035; interest at 11.25% throughout the loan term.	118	118
Equipment loans	56	94
Easement liabilities	-	31
	15,155	12,157
Less current portion	(5,374)	(6,694)
	9,781	5,463
Less debt issuance costs	(1,555)	(314)
Long-term debt	$8,226	$5,149

Maturities of long-term debt are as follows:

Year ending December 31:	Amount
2023	$5,374
2024	6,285
2025	2,356
2026	836
2027	129
Thereafter	175
$15,155

Senior Secured Convertible Notes Payable

On November 4, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with two affiliated investors. At the Closing, the Company issued and sold to each Purchaser a Senior Secured Convertible Note, the aggregate original principal amount of the two Notes was $12,500. The Purchase Agreement provided for a six percent (6%) original interest discount resulting in gross proceeds to the Company of $11,750. Upon (i) the effectiveness of a Registration Statement covering the Registrable Securities (as defined in the SPA), (ii) the Stockholder Approval (as defined in the SPA), (iii) the Company’s achievement of certain revenue and EBITDA targets, (iv) the Company having sufficient authorized shares of Common Stock (v) the Company’s maintenance of certain balance sheet requirements and (vi) certain other conditions, the Company and the Purchasers will consummate a second closing in which the Company will issue and sell to each Purchaser a second Note, the two notes being in the aggregate principal amount of $12,500 having identical terms and conditions as the original Note, including a six percent (6%) original interest discount, for an aggregate principal amount of $25,000 in Notes that may be issued and sold pursuant to the Purchase Agreement. The Conversion Price of $2.66 is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable Conversion Price (subject to certain exceptions). Beginning on March 1, 2023 and on the first day of each month thereafter, the Company will be required to redeem 1/26th of the original principal amount of each Note, plus accrued but unpaid interest, until the maturity date of May 4, 2025.

Payroll Protection Loan

In June, 2020, SolarCommunities, Inc. entered into a Promissory Note with Citizens Bank, N.A. as the lender (“Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Payroll Protection Program (“PPP Loan”) offered by the U.S. Small Business Administration (“SBA”) in a principal amount of $2,592 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES”). On January 21, 2022, SolarCommunities, Inc. received notification from Citizens Bank, N.A. that the Small Business Administration had approved the forgiveness of the PPP loan in its entirety and accordingly $2,592 was recognized in the consolidated income statement as a gain upon debt extinguishment for the year ended December 31, 2022.

In February 2021, SolarCommunities, Inc., an indirect wholly-owned subsidiary of the Company, entered into a Promissory Note with Citizens Bank, N.A. as the lender (“Lender”), pursuant to which the Lender agreed to make a loan to the Company under the Payroll Protection Program (“PPP Loan”) offered by the U.S. Small Business Administration (“SBA”) in a principal amount of $2,000 pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (“CARES”). On December 6, 2021, SolarCommunities, Inc. received notification from the Lender that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and accordingly $2,000 has been recognized in the consolidated income statement as a gain upon debt extinguishment for the year ended December 31, 2021.

8. LINE OF CREDIT

The Company had a working capital line of credit with NBT Bank N.A. with a limit of $6,000 and a variable interest rate based on the Wall Street Journal Prime rate. The balance outstanding was $0 and $4,468 at December 31, 2022 and December 31, 2021, respectively. The line was paid in full and terminated during November 2022.

9. COMMITMENTS AND CONTINGENCIES

In 2020, the Company entered into a ten-year lease agreement for a new headquarters in Williston, Vermont consisting of approximately 6,250 square feet of office space and 6,500 square feet of warehouse. The lease has annual rent of $108 with an annual increase of 2%.

The Company leases an office and warehouse facilities in Waterbury, Vermont under agreements expiring in May 2028 and August 2026, respectively. The monthly base rent for the office and warehouse facilities currently approximates $28, subject to annual 3% increases.

The Company leases an office and warehouse facility in Rhinebeck, New York from a stockholder. Monthly base rent currently approximates $7 and is on a month-to-month basis.

In 2015, the Company entered into two twenty-five-year non-cancelable lease agreements for land on which they constructed solar arrays. One lease has fixed annual rent of $3. The second lease has annual rent of $3 with an annual increase of 2%.

In 2017, the Company entered into a twenty-year non-cancelable lease agreement for land on which it constructed solar arrays. The lease has annual rent of $4 with an annual increase of 2%.

In 2018, the Company entered into a twenty-year non-cancelable lease agreement for land on which it constructed solar arrays. The lease has annual rent of $26.

In 2019, the Company entered into a two-year non-cancelable lease agreement for equipment used in solar installations. The lease has an annual rent of $50 and expired in 2021.

The Company leases a vehicle under a non-cancelable operating lease. In addition, the Company occasionally pays rent for storage on a month-to-month basis.

The Company leases vehicles and office equipment under various agreements expiring through June 2026. As of December 31, 2022, aggregate monthly payments required under these leases approximates $35.

Settlement of Pending Litigation

On January 26, 2022 a Complaint was filed in the U.S. District Court for the District of Vermont by Sassoon Peress and Renewz Sustainable Solutions, Inc. against the Company, alleging various claims including breach of contract, defamation, and unjust enrichment arising out of the acquisition of iSun Energy LLC, the sole owner of which was Mr. Peress. The litigation sought legal and equitable remedies. On January 17, 2023, the Company entered into a Settlement Agreement resolving all claims in consideration of a modification of the timing of the delivery of the Acquisition consideration and payment of Mr. Peress’ attorneys’ fees. The matter was dismissed with prejudice on March 13, 2023.

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

As of December 31, 2021, the Company received notification that (3,641,018) warrants issued in connection with the Company’s (Jensyn Acquisition Corp.) initial public offering were exercised and 1,820,509 shares of Common Stock were issued in connection with such exercise resulting in cash proceeds to the Company of $20,906.

	December 31, 2022	December 31, 2021
Beginning balance	69,144	4,163,926
Granted	-	-
Exercised	-	(3,641,018)
Redeemed	-	(453,764)
Ending balance	69,144	69,144

11. FAIR VALUE MEASUREMENTS

The Public Warrants were traded under the symbol ISUNW and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at December 31, 2022	Mark-to-Market Measurement at December 31, 2021
Risk-free rate	3.88%	0.06%
Remaining term in years	1.47	2.47
Expected volatility	147.02%	152.90%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.30	$5.96

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$-	$-	$-	$-
Private Warrants	10	-	-	10

			Fair Value Measurement as of December 31, 2021
	Total		Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$		$-	$-	$-
Private Warrants		148	-	-	148

The following is a roll forward of the Company’s Level 3 instruments:

	December 31, 2022	December 31, 2021
Beginning balance	$148	$350
Fair value adjustment – Warrant liability	(138)	(202)
Ending balance	$10	$148

12. UNION ASSESSMENTS

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2023. During the years ended December 31, 2022 and 2021, the Company incurred the following union assessments (in thousands):

	December 31, 2022	December 31, 2021
Pension fund	$350	$322
Welfare fund	1,120	981
National employees benefit fund	100	91
Joint apprenticeship and training committee	43	33
401(k) matching	172	111
Total	$1,785	$1,538

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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

Multiemployer	Employer Identification	Plan	Contributions For the Years Ended December 31,		Expiration Date of	Pension Protection Act Zone Status				FIP/RP
Pension Plan	Number	Number	2022	2021	CBA	2022	As of	2021	As of	Status	Surcharge
National Electrical Benefit Fund	53-0181657	1	99,907	91,180	5/31/2023	Green	12/31/2022	Green	12/31/2021	NA	No

13. INCOME TAXES

The provision for income taxes for the years ended December 31, 2022 and 2021 consists of the following:

	2022	2021
Current
Federal	$-	$(1)
State	20	(5)

Total Current	20	(6)

Deferred
Federal	(585)	(1,447)
State	(187)	(462)

Total Deferred	$(772)	(1,909)

Benefit for Income Taxes	$(752)	$(1,915)

The Company’s total deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets (liabilities)
Accruals and reserves	$219	$170
Tax credits	592	514
Net operating loss	19,673	6,182
Stock-based compensation	22	-
Less valuation allowance	(15,171)	-
Total deferred tax assets	5,335	6,866

Property and equipment	(5,335)	(3,466)
Intangibles	-	(3,857)
Stock-based compensation	-	(315)
Total deferred tax liabilities	(5,335)	(7,638)

Net deferred tax liability	$-	$(772)

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of December 31, 2022 and 2021. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none for the year ended December 31, 2022 and 2021 respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

For the years ended December 31, 2022 and 2021, respectively, the reconciliation between the effective tax of 4.36% and 23.48% on income from operations and the statutory tax rate of 21% and 21% is as follows:

	2022	2021
Income tax expense at federal statutory rate	$(11,450)	$(1,683)
Paycheck Protection Program tax exempt loan forgiveness	(544)	(420)
Permanent differences	2	23
Permanent differences for change in fair value of warrants	(29)	(205)
Stock compensation subject to §162(m) limitation	-	205
Non-deductible intangible assets	-	833
Other adjustments	-	3
State and local taxes net of federal benefit	(3,902)	(671)
Valuation allowance	15,171	-
Income tax benefit	$(752)	$(1,915)

The Company received a loan under the CARES Act Payroll Protection Program (“PPP”) of $1,488. The Company’s acquisition of SolarCommunities, Inc. and its subsidiaries included the assumption of outstanding “PPP” loans of $2,592 and $2,000. The “PPP” loan was forgiven in its entirety in 2020 and the income is deemed to be non-taxable which results in the Company’s effective tax rate differing from the statutory rate. The SolarCommunities, Inc and its subsidiaries PPP loan were forgiven in its entirety in 2022 and 2021.

The Company has federal net operating losses of approximately $34,000 of which $2,200 will expire beginning in 2035, $31,800 of the net operating losses do not expire. Net operating losses incurred beginning in 2018 are not subject to expiration under the Tax Cuts and Jobs Act, but the annual usage is limited to 80% of pre net operating loss taxable income for years beginning after December 31, 2020. The Company has state net operating losses of approximately $29,600 which will expire beginning in 2029. The Company has tax credit carryforwards of approximately $592 which will expire beginning in 2034. A valuation allowance has been recorded for a portion of the tax credits and net operating loss. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences. Utilization of net operating losses and tax credit carryforwards may be limited by ownership change rules, as defined in Section 382 and 383 of the Internal Revenue Code.

14. CAPTIVE INSURANCE

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. Premiums paid totaled $235 and $248 for the years ended December 31, 2022 and 2021, respectively. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2022 is:

Total assets	$147,394
Total liabilities	$80,785
Comprehensive income	$2,137

NCL’s fiscal year end is September 30, 2022.

	December 31, 2022	December 31, 2021
Investment in NCL
Capital	$36	$36
Cash security	218	194
Investment income in excess of losses (incurred and reserves)	16	40
Total	$270	$270

15. RELATED PARTY TRANSACTIONS

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400 of the net proceeds as paid in capital. At December 31, 2022 and December 31, 2021, the amount owed of $0 and $21, respectively, is included in the “due to stockholders” as there is a right to offset.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250 for the stock purchase which is included in the “due from stockholders”. At December 31, 2022 and December 31, 2021, the amounts due of $0 and $39, respectively, are included in the “due to stockholders” as there is a right to offset.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At December 31, 2022 and December 31, 2021, the amounts owed of $0 and $60, respectively, are included in the “due to stockholders” as there is a right to offset.

16. DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155, the net present value of which is $59. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of December 31, 2022 and 2021 and recorded in the statement of operations when incurred.

17. EARNINGS (LOSS) PER SHARE

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

	Years Ended December 31,
	2022	2021
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	34,572	34,572
Unvested restricted stock awards	305,023	160,667
Unexercised options to purchase Common Stock	225,666	-
Unvested options to purchase Common Stock	350,667	201,334
Totals	1,344,928	825,573

The Company has contingent share arrangements and warrants with the potential issuance of additional shares of Common Stock from these arrangements which were excluded from the diluted EPS calculation because the prevailing market and operating conditions at the present time do not indicate that any additional shares of Common Stock will be issued. These instruments could result in dilution in future periods.

18. RESTRICTED STOCK AND STOCK OPTIONS

Options

As of December 31, 2022, the Company has 201,334 non-qualified stock options outstanding to purchase 201,334 shares of Common Stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $1.49 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.7 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 187.94%, b) term of 2 years, c) risk free rate of 0.13% and d) a dividend yield of 0%.

	December 31, 2022
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2022	201,334	$1.49
Granted	375,000	$5.04
Exercised	-	$1.49
Outstanding, ending December 31, 2022	576,334	$3.80
Exercisable at December 31, 2022	225,666	$3.46

	December 31, 2021
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2021	-	$-
Granted	302,000	$1.49
Exercised	100,666	$1.49
Outstanding, ending December 31, 2021	201,334	$1.49
Exercisable at December 31, 2021	-	$-

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding at December 31, 2022 and 2021 was $0 and $900. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $5.96 as of December 31, 2021 and the exercise price multiplied by the number of options outstanding.

During the years ended December 31, 2022 and 2021, the Company charged a total of $1,359 and $1,136, respectively to operations to recognize stock based compensation expense for stock options. As of December 31, 2021, the Company had $395 in unrecognized stock-based compensation expense related to 576,334 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All options are expected to vest.

During the years ended December 31, 2022 and 2021, stock options were exercised for 0 and 100,666 shares of Common Stock providing approximately $0 and $100 of proceeds to the Company, respectively.

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

With an effective date of April 18, 2022, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a Restricted Stock Grant Agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in April 2022 (the April 2022 RSGAs). All shares issuable under the April 2022 RSGA are valued as of the grant date at $3.63 per share representing the fair market value. The April 2022 RSGA provides for the issuance of up to 337,033 shares of the Company’s Common Stock. The restricted shares shall vest as follows: 112,345 of the restricted shares shall vest on December 31, 2022, 112,345 of the restricted shares shall vest on December 31, 2023, and the balance, or 112,343 restricted shares, shall vest on December 31, 2024.

During the year ended December 31, 2022 and 2021, stock-based compensation expense of $1,532 and $915 was recognized for the January 2021 RSGA, January 2022 RSGA and April 2022 RSGA, respectively.

Stock-based compensation, excluding the January 2021 RSGA, January 2022 RSGA and April 2022 RSGA, related to employee and director options totaled $90 and $264 for the year ended December 31, 2021 and 2020, respectively.

On December 17, 2021, the stockholders approved an amendment to the 2020 Equity Incentive Plan increasing the available shares of Common Stock to 3,000,000 shares of Common Stock.

19. INVESTMENTS

Investments consist of:

	December 31, 2022	December 31, 2021
GreenSeed Investors, LLC	$3,924	$4,324
Investment in Solar Project Partners, LLC	96	96
Investment in Gemini Electric Mobility Co.	2,000	2,000
Investment in NAD Grid Corp. d/b/a AmpUp	1,000	1,000
Investment in Encore Renewables	5,000	5,000
Total	$12,020	$12,420

GreenSeed Investors, LLC (“GSI”) and Solar Project Partners, LLC (“SPP”)

For the year ended December 31, 2022, the Company received a return of capital from GSI in the amount of $400. The dividend receivable of $400 is included in other current assets as of December 31, 2022.

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

Gemini and AmpUp

On March 18, 2021, the Company made a minority investment of $1,500 in Gemini Electric Mobility Co. (“Gemini”) pursuant to a Simple Agreement for Future Equity. On May 6, 2021, the Company made an additional minority investment of $500 in Gemini.

On March 18, 2021, the Company made a minority investment of $1,000 in Nad Grid Corp (“AmpUp”) pursuant to a Simple Agreement for Future Equity.

The Gemini and AmpUp investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. These investments are minority investments intended to support electric vehicle infrastructure development. The Company has no control in these entities. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. At December 31, 2022 and 2021, the equity investment for Gemini and AmpUp was $2,000 and $1,000, respectively. No net appreciation or depreciation in fair value of the investments was recorded during the year ended December 31, 2022 and 2021, respectively, as there were no observable price changes.

Encore Renewables

On November 24, 2021, the Company entered into a Membership Unit Purchase Agreement pursuant to which the Company invested $5,000 in Encore Redevelopment, LLC (“Encore”) representing a fully-diluted 9.1% ownership interest.

The Encore investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of Encore, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. No net appreciation or depreciation in fair value of the investments was recorded during the year ended December 31, 2022 and2021, respectively, as there were no observable price changes.

20. INTANGIBLES

The Company’s intangible assets at December 31, 2022 consist of:

	Amortization periods	December 31, 2022	December 31, 2021
iSun Trademark and Brand	10 Years	$3,007	$3,007
Intellectual property	10 Years	1,000	1,000
Backlog of projects	12 Months	3,220	3,220
SunCommon Trademark and Brand	10 Years	11,980	11,980
Accumulated amortization		(5,169)	(349)
		$14,038	$18,858

At December 31, 2022 and 2021, amortization expense was $4,819 and $107, respectively.

Estimated future amortization expense for the Company’s intangible assets as of December 31, 2022 is as follows:

Cost
2023	$1,599
2024	1,599
2025	1,599
2026	1,599
2027	1,599
Thereafter	6,043
Total	$14,038

The estimated weighted average remaining period of amortization is 9 years.

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

22. EXERCISE OF PUT AGREEMENTS

As part of the Merger Agreement with SunCommon, Shareholders were provided the right (the “Put Right”) to cause the Company to purchase all or any of the shares of Common Stock issued at closing at the Put Purchase Price of $8.816. During the year ended December 31, 2022, Shareholders exercised the Put Right for the sale of 575,966 shares of Common Stock for $5,079. At December 31, 2022, all unexercised Put Rights have expired.

23. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Settlement of Pending Litigation

On January 26, 2022 a Complaint was filed in the U.S. District Court for the District of Vermont by Sassoon Peress and Renewz Sustainable Solutions, Inc. against the Company, alleging various claims including breach of contract, defamation, and unjust enrichment arising out of the acquisition of iSun Energy LLC, the sole owner of which was Mr. Peress. The litigation sought legal and equitable remedies. On January 17, 2023, the Company entered into a Settlement Agreement resolving all claims in consideration of a modification of the timing of the delivery of the Acquisition consideration and payment of Mr. Peress’ attorneys’ fees. The matter was dismissed with prejudice on March 13, 2023.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, did not carry out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. These control deficiencies constitute material weaknesses in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management previously identified control deficiencies regarding the need for a stronger internal control environment relating to the financial statement closing process, formal documentation and designed disclosure controls and procedures and testing of the operating effectiveness of the controls. In 2022, Management took additional steps to remediate these control deficiencies as part of the expansion of the internal control environment. Management implemented a new Enterprise Resource Planning (“ERP”) system which provides the necessary control environment to mitigate the potential for misstatements in the financial reporting. In addition, specific procedures were implemented to enhance overall controls, dual authorization of payments, purchase order approval process and authorization matrix, segregation of duties related to financial reporting and user permissions and controls within the ERP. Management continues to enhance the internal control environment but has not completed the implementation and testing of the new and revised internal controls. Management believes that these control deficiencies constitute material weaknesses in internal control over financial reporting for the year ended December 31, 2022.

Based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management believes that the controls currently in place are not adequate. As such, a material weakness existed as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed in Management’s Report on Internal Control Over Financial Reporting above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a non-accelerated smaller reporting company.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required for item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders.

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

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

Filed herewith.

(b)

Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

See (a)(2) above.

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date
1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

1.2	Sales Agreement, dated December 4, 2020, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	S-3	December 4, 2020

2.4	Exchange and Subscription Agreement, dated April 22, 2020, among The Peck Company Holdings, Inc., GreenSeed Investors, LLC and Solar Project Partners, LLC	By Reference	8-K	April 28, 2020

2.5	Agreement and Plan of Merger, dated January 19, 2021, by and among iSun Energy LLC and iSun, Inc . and Peck Mercury, Inc.	By Reference	8-K	January 25, 2021

2.6	Merger Agreement by and among iSun, Inc., iSun Residential Merger Sub, Inc., iSun Residential, Inc., SolarCommunities, Inc., Jeffrey Irish, James Moore, and Duane Peterson, dated September 8, 2021	By Reference	8-K	September 13, 2021

2.7	First Amendment to Agreement and Plan of Merger, by and among iSun, Inc., iSun Residential, Inc., iSun Residential Merger Sub, Inc., SolarCommunities, Inc. d/b/a SunCommon, Duane Peterson, James Moore, and Jeffrey Irish, dated September 30, 2021	By Reference	8-K	October 5, 2021

2.8	Asset Purchase Agreement by and among John Stark Electric, Inc., Liberty Electric, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

3.1(a)	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2020

3.1(b)	Third Amended & Restated Certificate of Incorporation of iSun, Inc.	By Reference	8-K	February 2, 2022

3.1(c)	First Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock of iSun, Inc.	By Reference	8-K	Februay 26, 2021

3.1(d)	Certificate of Cancellation of Series A Convertible Preferred Stock of iSun, Inc.	By Reference	8-K	December 30, 2021

3.2	Bylaws.	By Reference	S-1	November 23, 2015

4.1	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.2	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.3	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.4	Warrant, dated April 22, 2020, issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2020

4.5	Promissory Note, dated January 13, 2020, issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.6	Paycheck Protection Program Note and Disbursement Authorization, dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.7	Amendment No. 1 to Warrant Agreement, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.8	Notice of Redemption, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.9	Form of Securities Purchase Agreement, dated January 8, 2021 between The Peck Company Holdings, Inc. and certain investors	By Reference	8-K	January 12, 2021

4.10	Senior Secured Convertible Notes, issued by iSun, Inc. dated November 4, 2022	By Reference	8-K	November 8, 2022

10.1	Business Loan Agreement, dated September 17, 2019, between Peck Electric Co. and NBT Bank, National Association, as lender	By Reference	10-Q	November 18, 2019

10.2	Commercial Security Agreement, dated September 17 2019, between Peck Electric Co. and NBT Bank, National Association	By Reference	10-Q	November 18, 2019

10.3	Commercial Guaranty, dated September 17, 2019	By Reference	10-Q	November 18, 2019

10.4	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-K	April 14, 2020

10.5	Lease Agreement, dated December 7, 2020, between Peck Electric Co. and Unsworth Properties, LLC as agent for Meach, LLC, 306 West Indian, LLC, Cooper Two, LLC, Trek Communities, LLC, Masthead, LLC and Stephen and Shona Unsworth	By Reference	8-K	December 10, 2020

10.6	2020 Equity Incentive Plan	By Reference	S-8	October 28, 2020

10.7	Placement Agent Agreement, dated January 8, 2021, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	8-K	January 12, 2021

10.8	Irrevocable Proxy between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.9	Purchase and Sale Agreement, dated April 6, 2021, by and between Peck Electric Co. and Nedde Real Estate, LLC	By Reference	8-K	April 8, 2021

10.10	Assignment Agreement by and among Adani Solar USA, Inc., Oakwood Construction Services, Inc. and iSun Utility, LLC, dated April 6, 2021	By Reference	8-K	April 8, 2021

10.11	Sales Agreement, dated June 21, 2021, between iSun, Inc. and B. Riley Securities, Inc.	By Reference	8-K	June 22, 2021

10.12	Form of Put Agreement between iSun, Inc. and certain SunCommon Shareholders	By Reference	8-K	September 13, 2021

10.13	Form of Stockholder Lockup Agreement between iSun, Inc. and each of Jeffrey Irish, James Moore, and Duane Peterson	By Reference	8-K	September 13, 2021

10.14	Form of Employment Agreement between iSun, Inc. and each of Jeffrey Irish, James Moore, and Duane Peterson	By Reference	8-K	September 13, 2021

10.15	First Amended and Restated Letter Agreement, by and among iSun, Inc., iSun Residential, Inc., iSun Residential Merger Sub, Inc., SolarCommunities, Inc. d/b/a SunCommon, Duane Peterson, James Moore, and Jeffrey Irish, dated September 30, 2021	By Reference	8-K	October 5, 2021

10.16	Employment Agreement between iSun, Inc. and Michael D’Amato, dated July 1, 2021	By Reference	10-Q	November 15, 2021

17	Change of Control Agreement between iSun, Inc. and Michael D’Amato, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.18	Employment Agreement between iSun, Inc. and Frederick Myrick, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.19	Change of Control Agreement between iSun, Inc. and Frederick Myrick, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.20	Employment Agreement between iSun, Inc. and Jeffrey Peck, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.21	Change of Control Agreement between iSun, Inc. and Jeffrey Peck, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.22	Employment Agreement between iSun, Inc. and John Sullivan, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.23	Change of Control Agreement between iSun, Inc. and John Sullivan, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.24	Employment Agreement between John Stark Electric, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

10.25	Irrevocable Proxy between iSun, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

10.26	Membership Unit Purchase Agreement between iSun, Inc. and Encore Redevelopment, LLC, dated November 24, 2021	By Reference	8-K	December 1, 2021

10.27	Sixth Amended and Restated Operating Agreement of Encore Redevelopment, Inc, dated November 24, 2021	By Reference	8-K	December 1, 2021

10.28	Industrial Building Lease by and Between Industry Landing 115 LLC and SolarCommunities, Inc., dated August 1, 2021	By Reference	10-K	April 15, 2022

10.29	Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated October 19, 2015	By Reference	10-K	April 15, 2022

10.30	Addendum #1 to Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated July 19, 2016	By Reference	10-K	April 15, 2022

10.31	Addendum #2 to Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated March 2, 2019	By Reference	10-K	April 15, 2022

10.32	Securities Purchase Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.33	Security Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.34	Trademark Security Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.35	Subsidiary Guaranty by and among iSun, Inc. and its direct and indirect subsidiaries, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.36	Registration Rights Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.37	Voting Agreement by and among iSun, Inc. and certain other parties, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.38	First Amendment to Agreement and Plan of Merger and Reorganization by and among iSun, Inc., iSun Energy LLC, and Sassoon M. Peress, dated November 28, 2022	Herewith

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

21	List of subsidiaries of iSun, Inc.	Herewith

23.1	Independent Registered Public Accounting Firm’s Consent	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16.	Form 10-K Summary.

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

Dated: April 17, 2023

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

Dated: April 17, 2023

