Form 10-Q
period 2023-03-31
ISUN, INC.
filed 2023-05-15
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the Registrant’s Common Stock outstanding at May 8, 2023 was 18,858,923.

ISUN, INC.

Form 10-Q

iSun, Inc.

Consolidated Balance Sheets

March 31, 2023 (Unaudited) and December 31, 2022

(In thousands, except number of shares)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash	$7,195	$5,455
Accounts receivable, net of allowance	9,816	8,783
Contract assets	5,879	7,324
Inventory	2,748	2,536
Other current assets	1,787	1,625
Total current assets	27,425	25,723
Other Assets:
Property and equipment, net of accumulated depreciation	8,148	8,440
Operating lease right-of-use assets, net	6,796	6,960
Captive insurance investment	270	270
Intangible assets, net	13,638	14,038
Investments	12,020	12,020
Other assets	30	30
Total other assets	40,902	41,758
Total assets	$68,327	$67,481
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,943	$12,941
Accrued expenses	4,202	5,868
Operating lease liability	591	588
Contract liabilities	7,347	5,419
Current portion of deferred compensation	23	31
Current portion of long-term debt	6,321	5,374
Total current liabilities	33,427	30,221
Long-term liabilities:
Warrant liability	4	10
Operating lease liability, net of current portion	6,559	6,711
Other liabilities	3,010	3,026
Long-term debt, net of current portion	6,752	8,226
Total liabilities	49,752	48,194
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock - 0.0001 par value 1,000,000 shares authorized, 0 issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock – 0.0001 par value 49,000,000 shares authorized, 16,814,260 and 15,083,109 issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	2	2
Additional paid-in capital	76,355	74,070
Accumulated deficit	(57,782)	(54,785)
Total Stockholders’ equity	18,575	19,287
Total liabilities and stockholders’ equity	$68,327	$67,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Ended March 31, 2023 and 2022

(In thousands, except number of shares and per share data)

	Three Months ended
	March 31,
	2023	2022

Earned revenue	$17,359	$15,087
Cost of earned revenue	13,810	11,917
Income before operating expenses	3,549	3,170

Warehousing and other operating expenses	231	607
General and administrative expenses	4,849	5,270
Stock based compensation – general and administrative	373	1,244
Depreciation and amortization	750	1,752
Total operating expenses	6,203	8,873
Operating loss	(2,654)	(5,703)

Other income (expenses)
Gain on forgiveness of PPP Loan	-	2,592
Change in fair value of the warrant liability	6	63
Interest expense, net	(349)	(629)

Loss before income taxes	(2,997)	(3,677)
(Benefit) for income taxes	-	(772)

Net loss	$(2,997)	$(2,905)
Net loss per share of Common Stock - Basic and diluted	$(0.19)	$(0.23)

Weighted average shares of Common Stock - Basic and diluted	15,964,430	12,646,446

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2023

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2023	-	-	15,083,109	$2	$74,070	$(54,785)	$19,287

Issuance under equity incentive plan	-	-	225,169	-	373	-	373

Issuance of shares for acquisition of iSun Energy, LLC	-	-	200,000	-	-	-	-

Issuance of common stock for amortization of Convertible Note	-	-	412,218	-	481	-	481

Sale of common stock pursuant to S-3 registration statement	-	-	893,764	-	1,431	-	1,431

Net Loss	-	-	-	-	-	(2,997)	(2,997)

Balance as of March 31, 2023	-	$-	16,814,260	$2	$76,355	$(57,782)	$18,575

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2022

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2022	-	-	11,825,878	$1	$60,863	$(1,006)	$59,858

Issuance under equity incentive plan	-	-	164,067	-	1,244	-	1,244

Sale of common stock pursuant to S-3 registration statement	-	-	1,749,209	-	10,400	-	10,400

Net loss	-	-	-	-	-	(2,905)	(2,905)

Balance as of March 31, 2022	-	$-	13,739,154	$1	$72,507	$(3,911)	$68,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months ended March 31, 2023 and 2022

(In thousands, except number of shares)

	2023	2022
Cash flows from operating activities
Net loss	$(2,997)	$(2,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	350	548
Bad debt expense	14	-
Amortization expense	400	1,205
Amortization of right-of-use asset	164	-
Gain on forgiveness of PPP loan	-	(2,592)
Change in fair value of warrant liability	(6)	(63)
Stock based compensation	373	1,244
Deferred finance charge amortization	111	-
Deferred taxes	-	(772)
(Gain) on sale of fixed assets	(23)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,047)	583
Other current assets	(162)	(233)
Contract assets	1,445	477
Inventory	(212)	(470)
Accounts payable	1,999	(3,476)
Accrued expenses	(1,666)	(1,372)
Contract liabilities	1,929	832
Other liabilities	(14)	(47)
Deferred compensation	(8)	(7)
Operating lease liability	(149)	-
Net cash provided by (used in) operating activities	501	(7,048)
Cash flows from investing activities:
Purchase of solar arrays and equipment	(60)	-
Proceeds from sale of fixed assets	25	1,247
Dividend receivable	-	100
Net cash (used in) provided by investing activities	(35)	1,347
Cash flows from financing activities:
Proceeds from line of credit	-	8,807
Payments to line of credit	-	(7,842)
Payments of long-term debt	(157)	(6,562)
Proceeds from sales of common stock, net	1,431	10,400
Net cash provided by financing activities	1,274	4,803
Net increase (decrease) in cash	1,740	(898)
Cash, beginning of period	5,455	2,242
Cash, end of period	$7,195	$1,344
Supplemental disclosure of cash flow information
Cash paid during the year for:

Interest	$349	$629

Issuance of shares of Common Stock for repayment of debt	481

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

(in thousands, except share and per share data)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a) Organization

iSun, Inc. is a leading solar energy and clean mobility infrastructure Company with over 50 years of experience accelerating the adoption of innovative electrification technologies. The Company provides solar products services ranging from project origination, design, development, engineering, procurement, construction, storage, monitoring and maintenance for EV infrastructure, residential, commercial, industrial and utility customers. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in Williston, Vermont.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction-type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of March 31, 2023 and December 31, 2022 the Company had $0 in pre-contract costs classified as a current asset under contract assets on its Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three month period ended March 31, 2023 and 2022:

	2023	2022
Performance obligations satisfied over time
Solar	$14,443	$13,608
Electric	2,601	1,267
Data and Network	315	212
Total	$17,359	$15,087

The following table disaggregates the Company’s revenue based operational division for the three month period ended March 31, 2023 and 2022:

	2023	2022

Residential	$6,850	$6,397
Commercial and Industrial	10,300	7,161
Utility	209	1,529
Total	$17,359	$15,087

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

d) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, which was $226 at March 31, 2023 and $302 at December 31, 2022, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

e) Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in contracts receivable, retainage receivable, contract assets and contract liabilities on the accompanying consolidated balance sheet. Included in contract assets is revenue in excess of billings and conditional retainage on uncompleted contracts. Included in contract liabilities is billings and conditional retainage in excess of revenue earned on uncompleted contracts. Also included in contract assets and contract liabilities is “conditional retainage” representing work performed by the Company for a customer that is retained pending the completion of the terms within the contract. Upon completion of the contract terms the conditional retainage is billed and collectible based on the passage of time at which time the amount is presented as a retainage receivable. On a contract by contract basis, the conditional retainage is included in the contract asset “revenue in excess fo billings and conditional retainage in excess on uncompleted contracts” and contract liability “billings and conditional retainage in excess of revenue earned on uncompleted contracts” to arrive at a net contract asset or liability by contract. The following table provides information about contract assets and liabilities at:

	March 31, 2023	December 31, 2022

Contract Assets
Revenue in excess of billings and conditional retainage on uncompleted contracts	$5,486	$6,887
Conditional retainage	393	437
Total Contract Assets	5,879	7,324

Contract Liabilities
Billings and conditional retainage in excess of revenue on uncompleted contracts	7,347	5,419
Conditional retainage	-	-
	$7,347	$5,419

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

Project Asset were $0 for the years ended March 31, 2023 and December 31, 2022, respectively.

f) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limits. The differences between book and bank balances are outstanding checks and deposits in transit. At March 31, 2023, the uninsured balances were approximately $5,464.

g) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates their estimates, including those related to inputs used to recognize revenue over time, estimates in recording the business combinations, goodwill, intangibles, investments, impairment on investments, and valuation of deferred tax assets. Actual results could differ from those estimates.

h) Recently Issued Accounting Pronouncements

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

In March 2023, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which amended Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. This guidance is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements and related disclosures.

i) Fair Value of Financial Instruments

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

j) Debt Extinguishment

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

k) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented at net realizable value with reserves for obsolete inventory of $0 at March 31, 2023 and December 31, 2022.

l) Segment Information

The Company currently operates in four segments based upon our organizational structure and the way in which our operations are managed and evaluated. The first segment is Residential which are projects smaller in size and shorter in duration. The second operating segment is Commercial and Industrial which includes projects that are commonly larger in size and longer in duration serving commercia and industrial customers. The third operating segment is Utility which includes design, development, project origination and other professional services as well as projects that are commonly larger in size and longer in duration serving utility-scale customers. The fourth segment is Corporate, which is responsible for general company oversight and management. Disaggregating the corporate costs from the revenue operations simplifies the performance evaluation of the Residential, Commercial and Industrial, and Utility segments.

m) Legal contingencies

The Company accounts for liabilities resulting from legal proceedings when it is possible to evaluate the likelihood of an unfavorable outcome in order to provide an estimate for the contingent liability. At March 31, 2023 and 2022, there are no material contingent liabilities arising from pending litigation.

n) Reclassification

Certain reclassifications have been made to prior year’s financial statement to conform to classifications used in the current year.

2. LIQUIDITY AND FINANCIAL CONDITION

For the three months ended March 31, 2023, the Company experienced a net operating loss of approximately $2,700 with positive cash flow from operations of approximately $500. At March 31, 2023, the Company had cash on hand of approximately $7,200 and a working capital deficit of approximately $6,000. To date, the Company has relied predominantly on operating cash flow, borrowings from its credit facilities, and sales of Common Stock. The working capital deficit increased due to the net operating loss driven by the seasonal weather impact to installations in the Northeast which raises substantial doubt about the ability for the Company to continue as a going concern. However, the Company believes the matters outlined below alleviate that substantial doubt.

The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $17.9 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $152.9 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $8.0 million and 1,600 MW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

As of March 31, 2023, the Company had approximately $16,000 in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

The Company believes its current cash on hand, potential additional sales of Common Stock, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	March 31, 2023	December 31, 2022
Accounts receivable - contracts in progress	$9,909	$8,502
Accounts receivable - retainage	133	583
	10,042	9,085
Allowance for doubtful accounts	(226)	(302)
Total	$9,816	$8,783

Bad debt expense was $14 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at March 31, 2023 and 2022:

	March 31, 2023	December 31, 2022
Contract assets	$5,601	$7,231
Unbilled receivables, included in costs in excess of billings	278	93
	5,879	7,324
Retainage	133	583
Total	$6,012	$7,907

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of March 31, 2023 will be billed and collected within one year.

4. CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	March 31, 2023	December 31, 2022
Expenditures to date on uncompleted contracts	$29,922	$31,215
Estimated earnings thereon	4,349	2,509
	34,271	33,744
Less billings to date	(36,017)	(31,912)
	(1,746)	1,812
Plus under billings remaining on contracts 100% complete	278	93
Total	$(1,468)	$1,905

Included in accompany balance sheets under the following captions:

	March 31, 2023	December 31, 2022
Contract assets	$5,879	$7,324
Contract liabilities	(7,347)	(5,419)
Total	$(1,468)	$1,905

5. OPERATING SEGMENTS

Beginning in 2023, the Company assessed its operating segment disclosure based on ASC 280, Segment Reporting, guidance. As determined by ASC 280, Segment Reporting, the Company determined that it has more than one reportable segment for which financial information is available and regularly evaluated by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. As a result, the following segments were established: Residential, Commercial and Industrial, Utility and Corporate.

Residential

Through its SunCommon operating subsidiary, the Company designs, arranges financing, integrates, installs, and manages systems, primarily for residential homeowners. The Company sells residential solar systems through its direct sales and marketing channel strategy. The Company operates in the New York and Vermont residential markets. It has direct sales and/or operations personnel in New York and Vermont.

Commercial and Industrial

Through our iSun Industrial subsidiary, the Company designs, integrates, installs, and manages systems ranging in size from 50kW (kilowatt) to multi-MW (megawatt) systems primarily for larger commercial and industrial projects. Commercial installations have included installations at office buildings, manufacturing plants, warehouses, service stations, churches, and other consumer facing businesses. Industrial installations have included school districts, local municipalities, federal facilities, higher education institutions as well as green and brown fields. It has operations personnel in New York, New Hampshire, Maine and Vermont.

Through its iSun Utility subsidiary, the Company develops, designs, engineers, arranges financing, installs, and manages systems ranging in size from 500 kW (kilowatt) to multi-MW (megawatt) systems primarily for asset owners, business and municipalities. The Utility segment is originating projects in Vermont, North Carolina, South Carolina, Ohio, California, Georgia, Alabama and Colorado. It has operations personnel in Vermont and Pennsylvania.

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three months ended March 31, 2023.

	Three months ended March 31, 2023
	Residential	Commercial and Industrial	Utility	Corporate	Total
Net revenue	$6,850	$10,300	$209	$-	$17,359
Cost of earned revenue	5,221	8,209	380	-	13,810
Income (loss) before operating expenses	1,629	2,091	(171)	-	3,549
Operating expenses
Warehousing and other operating expenses	-	231	-	-	231
General and administrative expenses	2,369	1,256	290	934	4,849
Segment contribution (loss)	(740)	604	(461)	(934)	(1,531)

Stock based compensation – general and administrative	-	-	-	373	373
Depreciation and amortization	493	257	-	-	750
Operating income (loss)	$(1,233)	$347	$(461)	(1,307)	$(2,654)

Assets by operating segment are as follows:

March 31, 2023
Residential	$22,307
Commercial and Industrial	25,077
Utility	1,195
Corporate	19,748
$68,327

6. LEASES

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

The Company leases vehicles and office equipment under various agreements expiring through June 2026. As of March 31, 2023, aggregate monthly payments required under these leases approximates $35.

The Company’s lease expense for the three months ended March 31, 2023 was entirely comprised of operating leases and amounted to $207. Operating lease payments, which reduced operating cash flows for the three months ended March 31, 2023 amounted to $207. The difference between the ROU asset amortization of $161 and the associated lease expense of $147 consists of interest, new vehicles, new facilities and lease extensions, office and office equipment leases originated during the year ended December 31, 2022.

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$6,796	$6,960

Operating lease liabilities—short term	591	588
Operating lease liabilities—long term	6,559	6,711
Total operating lease liabilities	$7,150	$7,299

As of March 31, 2023, the weighted average remaining lease term for operating leases was 10.74 years and the weighted average discount rate for the Company’s operating leases was 3.33%.

Estimated minimum future lease obligations are as follows:

Year ending December 31:	Amount
Remaining 2023	$610
2024	805
2025	798
2026	796
2027	797
2028	804
Thereafter	3,936
Total lease payments	8,546
Less: interest	(1,396)
$7,150

7. LONG-TERM DEBT

A summary of long-term debt is as follows:

	March 31, 2023	December 31, 2022
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$587	$598
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	127	137
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	311	325
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932 including interest, through May 2023.	6	14
Various vehicle loans, interest ranging from 0% to 9.25%, total current monthly installments of approximately $34,654 secured by vehicles, with varying terms through 2027.	1,165	1,271
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	14	21
Senior secured convertible notes payable, 5% interest rate, monthly payments of 1/26th of the original purchase amount plus accrued but unpaid interest beginning March 1, 2023 until maturity date of May 4, 2025.	12,019	12,500
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from June 2025 through maturity in June 2028.	110	115
CSA 36: Payable in monthly interest only installments of $1,104 through June 2020; then payments of $552, representing half of monthly interest only payments, through June 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due June 2035; interest at 11.25% throughout the loan term.	118	118
Equipment loans	60	56
	14,517	15,155
Less current portion	(6,321)	(5,374
	8,196	9,781
Less debt issuance costs	(1,444)	(1,555)
Long-term debt	$6,752	$8,226

Maturities of long-term debt are as follows:

Year ending December 31:	Amount
Remainder of 2023	$4,748
2024	6,284
2025	2,356
2026	832
2027	130
2028 and thereafter	167
Total	$14,517

Senior Secured Convertible Notes Payable

On November 4, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with two affiliated investors. At the Closing, the Company issued and sold to each Purchaser a Senior Secured Convertible Note, the aggregate original principal amount of the two Notes was $12,500. The Purchase Agreement provided for a six percent (6%) original interest discount resulting in gross proceeds to the Company of $11,750. Upon (i) the effectiveness of a Registration Statement covering the Registrable Securities (as defined in the SPA), (ii) the Stockholder Approval (as defined in the SPA), (iii) the Company’s achievement of certain revenue and EBITDA targets, (iv) the Company having sufficient authorized shares of Common Stock (v) the Company’s maintenance of certain balance sheet requirements and (vi) certain other conditions, the Company and the Purchasers will consummate a second closing in which the Company will issue and sell to each Purchaser a second Note, the two notes being in the aggregate principal amount of $12,500 having identical terms and conditions as the original Note, including a six percent (6%) original interest discount, for an aggregate principal amount of $25,000 in Notes that may be issued and sold pursuant to the Purchase Agreement. The Conversion Price of $2.66 is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment in the event of any issuances of Common Stock, or securities convertible, exercisable or exchangeable for, Common Stock at a price below the then-applicable Conversion Price (subject to certain exceptions). Beginning on March 1, 2023 and on the first day of each month thereafter, the Company will be required to redeem 1/26th of the original principal amount of each Note, plus accrued but unpaid interest, until the maturity date of May 4, 2025.   For the three months ending March 31, 2023, the Company issued 412,218 shares of Common Stock repayment of $481 of principal related to the Senior Convertible Notes. The loss on the conversion of principal to shares of Common Stock was not material.

8. FAIR VALUE MEASUREMENTS

During the three months ended March 31, 2023, no warrants to acquire shares of Common Stock were granted, exercised or redeemed. At March 31, 2023, 69,144 private warrants to acquire shares of Common Stock that were outstanding at the time of the Company became a public company remain outstanding.

The private warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at March 31, 2023	Mark-to-Market Measurement at December 31, 2022
Risk-free rate	3.48%	3.88%
Remaining term in years	1.22	1.47
Expected volatility	143.46%	147.02%
Exercise price	$11.50	$11.50
Fair value of common stock	$1.03	$1.30

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	$4	-	-	$4

		Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	$10	-	-	$10

The following is a roll forward of the Company’s Level 3 instruments:

	March 31, 2023	December 31, 2022
Beginning balance	$10	$148
Fair value adjustment – Warrant liability	(6)	(138)
Ending balance	$4	$10

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2025. During the three months ended March 31, 2023 and 2022, the Company incurred the following union assessments.

	Three Months Ended March 31,
	2023	2022

Pension fund	$117	$162
Welfare fund	427	322
National employees benefit fund	24	28
Joint apprenticeship and training committee	14	15
401(k) matching	39	49
Total	$621	$576

10. DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $155, the net present value of which is $45. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of March 31, 2023 and December 31, 2022 and recorded in the statement of operations when incurred.

11. EARNINGS (LOSS) PER SHARE

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

	Three Months Ended March 31,
	2023	2022

Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	34,572	34,572
Unvested restricted stock awards	407,189	205,335
Unvested options to purchase Common Stock	715,000	350,668
Totals	1,585,761	1,019,575

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

12. RESTRICTED STOCK AND STOCK OPTIONS

Options

During the three months ended March 31, 2023, the Company had 1,166,333 non-qualified stock options outstanding to purchase 1,166,333 shares of Common Stock. The stock options vest at various times and are exercisable for a period of three years from the date of grant at an average exercise price of $2.40 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1.7 million by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 125.96%, b) term of 2 years, c) risk free rate of 0.06% and d) a dividend yield of 0%.

	Three Ended March 31, 2023
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2023	576,333	$3.80
Granted	590,000	$1.03
Exercised	-	$-
Outstanding, ending March 31, 2023	1,166,333	$2.40
Exercisable at March 31, 2023	451,333	$3.46

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding at March 31, 2023 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $1.03 as of March 31, 2023 and the exercise price multiplied by the number of options outstanding.

During the three months ended March 31, 2023 and 2022, the Company charged a total of $0.1 million and $0.6, respectively to operations to recognize stock-based compensation expense related to stock option awards.

As of March 31, 2023, the Company had $0.8 million in unrecognized stock-based compensation related to 1,166,333 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All option units are expected to vest.

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

With an effective date of January 24, 2023, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a restricted stock grant agreement with our Chief Executive Officer Jeffrey Peck, Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2023 (the January 2023 RSGAs). All shares of Common Stock issuable under the January 2023 RSGA are valued as of the grant date at $1.39 per share representing the fair market value. The January 2023 RSGA provides for the issuance of up to 247,000 shares of the Company’s Common Stock. The restricted shares of Common Stock shall vest as follows: 130,333 of the restricted shares shall vest immediately, 58,334 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 58,333 restricted shares, shall vest on the two (2) year anniversary of the effective date.

In the three months ended March 31, 2023 and 2022, stock-based compensation expense of $0.2 million and $0.5, respectively was recognized for the January 2021 and January 2022 RSGA.

Stock-based compensation, excluding the January 2022 and 2021 RSGA, related to employee and director options totaled $0.1 and $0.1 for the three months ended March 31, 2023 and 2022, respectively.

13. SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company issued 2,044,663 shares of Common Stock in payment of $1,322 of principal related to the Senior Convertible Notes. The loss on the conversion of share of Common Stock to principal was approximately $0.2 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 and 2022 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2022.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three months ended March 31, 2023 and 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of March 31, 2023 and 2022.

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

Warrant Liability

As of the March 31, 2023, we have no public warrants outstanding as all public warrants have been exercised or redeemed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022.

REVENUE AND COST OF EARNED REVENUE

For the three months ended March 31, 2023, our revenue increased 15.2% to $17.4 million compared to $15.1 million for the three months ended March 31, 2022. Revenue for the residential segment increased 2.9% from $6.7 million to $6.9 million. Revenue for the commercial and industrial segment increased 49.3% from $6.9 million to $10.3 million. Revenue for the utility segment decreased 86.3% from $1.5 million to $0.2 million.

Cost of earned revenue for the three months ended March 31, 2023, was 15.9% higher at $13.8 million compared to $11.9 million for the three months ended March 31, 2022. As revenue increased at approximately the same rate than cost of earned revenue, margins remained relatively flat at 20.4% and 21.0% for the three months ended March 31, 2023 and 2022, respectively. Our revenue increased as we continue to execute against our backlog of $178.8 million.

Income before operating expenses was $3.5 million for the three months ended March 31, 2023. This compares to $3.2 million of income before operating expenses for the three months ended March 31, 2022. The gross margin was 20.4% in the three months ended March 31, 2023 compared to 21.0% in the three months ended March 31, 2022. As previously reported, our margins returned to more normal levels and any fluctuation is driven by the seasonal impact of our revenue mix. We have seen our margins grow to an approximate range of 19% to 22% over the last year. With the diversification of our revenue stream, our margins have improved based on the performance of our residential division and increased efficiencies implemented within our commercial and industrial division. We anticipate our continued progress towards margin enhancement to drive profitability and positive cash flow from operations.

For the remainder of 2023, we anticipate an increase in revenue over 2022 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $17.9 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $152.9 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $8.0 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow. With the continued growth in our revenue, we are confident in providing sustained operational cash flow to support overall operations as we execute against our backlog.

In addition, the Inflation Reduction Act of 2022 (“IRA”) legislation will invest nearly $370 billion in energy security and climate change programs over the next decade. The IRA renews the full 30% credit rate for Investment Tax Credit (“ITC”) eligible facilities that meet the prevailing wage and apprenticeship requirements. The IRA provides a direct pay provision for tax exempt entities including local government, tribal nations, nonprofits, cooperative and municipal utilities while also allowing for the transferability of those tax credits. The IRA allows for additional bonus credits for qualifications related to domestic content, energy communities and low- and moderate-income communities. The ITC will step down to 26% in 2033 and 22% in 2034.

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2022 expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Maine, New Hampshire and Maryland while our pipeline includes projects across the United States.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on our industry reputation, and therefore have not historically incurred significant selling and marketing expenses. For the three months ended March 31, 2023 and 2022, we recognized sales and marketing expenses of approximately $0.1 and $0.2 million, respectively, that had been incurred by SunCommon which is included in general and administrative (“G&A”). SunCommon is a wholly-owned subsidiary and our residential division brand and will incur marketing expenses as a means to generate sales demand.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $4.8 million for the three months ended March 31, 2023, compared to $5.3 million for the three months ended March 31, 2022. As a percentage of revenue, G&A expenses decreased to 27.6% in the three months ended March 31, 2023 compared to 35.1% in the three months ended March 31, 2022. In total dollars, G&A decreased as we take advantage of the synergies provided by our acquisitions. As we continue to implement a shared services model, we would anticipate additional reductions to overall expenses without impacting revenue growth.

DEPRECIATION AND AMORTIZATION

For the three months ended March 31, 2023 and 2022, the non-cash expenses related to depreciation and amortization totaled $0.8 million and $1.8 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses were $0.2 million for the three months ended March 31, 2023 compared to $0.6 million for the three months ended March 31, 2022. The decrease is related to the reduction of our warehousing expenses as we continue to drive synergies between operating segments.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended March 31, 2023, we incurred $0.4 million in total non-cash stock-based compensation expense compared to $1.2 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended March 31, 2023, was $0.3 million compared to $0.6 million for the same period of the prior year. We had a PPP forgiveness of $2.6 million in the prior year.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the three months ended March 31, 2023, was 0% and March 31, 2022 was 21.0%. The proforma effective tax rate for the three months March 31, 2023 was 21.0% and March 31, 2022 was 21.0%.

NET LOSS

The net loss for the three months ended March 31, 2023 was $3.0 million compared to a net loss of $2.9 million for the three months March 31, 2022.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(2,997)	$(2,905)
Depreciation and amortization	750	1,752
Interest expense	349	629
Stock based compensation	373	1,244
Change in fair value of warrant liability	(6)	(63)
Income tax (benefit)	-	(772)
EBITDA	(1,531)	(115)
Other costs(1)	-	10
Adjusted EBITDA	$(1,531)	$(105)

Weighted Average shares outstanding	15,964,430	12,646,446

Adjusted EBITDA per share	(0.10)	(0.01)

(1)	Other costs consist of one-time expenses related to the valuation of acquisitions of SolarCommunities, Inc.

(2)	As the forgiveness of the PPP loan is considered a one-time expense, the Company considered including the forgiveness of $0 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively, as a reconciling item. The Company excluded the forgiveness on the basis that had it not been awarded a PPP loan, the Company would have terminated, furlough or reduced its workforce during the COVID-19 pandemic shutdown.

LIQUIDITY AND CAPITAL RESOURCES

We had $7.2 million in unrestricted cash at March 31, 2023, as compared to $5.5 million at December 31, 2022.

As of March 31, 2023, our working capital deficit was $6.0 million compared to a working capital deficit of $4.5 million at December 31, 2022. To date, the Company has relied predominantly on cash flow from financing activities to fund its operations, borrowings from its credit facilities, and sales of Common Stock. The availability of financing and the cash flow from operations should provide us with sufficient cash flow to support our growth over the next twelve months. We have made progress towards our goal of sustaining positive cash flow from our operations as evident by the $0.5 million in cashflow provided by operations in the first quarter. As we continue to transition our backlog to revenue, we are confident in our ability to achieve sustainable positive cash flow from operations. We restructured our indebtedness in November 2022. The new debt facility allows for repayment of principal and interest in shares of Common Stock. To the extent we elect to pay in shares of Common Stock will allow us to preserve cash. If the Company elects to repay the convertible note in shares of Common Stock, the Company’s working capital would increase by $5.8 million to a deficit of $0.2 million at March 31, 2023.

As of May 12, 2023, the Company had approximately $16.0 million in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

We believe that the aggregate of our existing cash and cash equivalents and sales of Common Stock pursuant to our shelf registration, will be sufficient to meet our operating cash requirements for at least 12 months from the date these financial statements are made available. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $17.9 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $152.9 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $8.0 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

Cash flow provided by operating activities was $0.5 million for the three months ended March 31, 2023, compared to $7.0 million of cash used by operating activities in the three months ended March 31, 2022. The increase in cash provided by operating activities was primarily the result of the decrease in accounts receivable of $1.6 million and $1.8 million in contract assets and increases in accounts payables of $2.0 million and contract liabilities of $1.9 million.

Net cash used in investing activities was $0.04 million for the three months ended March 31, 2023, compared to $1.3 million provided by in the three months ended March 31, 2022. We did not have significant investing activities during the three months ended March 31, 2023.

Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2023 compared to $4.8 million of cash provided by financing activities for the three months ended March 31, 2022. The cash flow provided by financing activities consisted of $1.4 million from the sale of Common Stock and a $0.1 million in payment of long term debt.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework” As of March 31, 2023, we continued to build out and document the control environment. The Enterprise Resource Planning (“ERP”) system implemented in the prior year allows for a more robust environment that mitigates the potential for misstatements in our financial reporting.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we continued to build out our control environment and explored various field project management tools that would integrate to our existing ERP system. This will enhance our internal controls and include the development of an authorization matrix across the operating segments. The control environment is focused on establishing the appropriate controls and approval process around financial reporting to mitigate the risk of potential misstatements in our financial statements which was previously identified as a material weakness. We began implementing stronger processes and controls related to estimating, procurement and project management. ..

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2023.

iSUN, INC.

	By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 15, 2023

