Form 10-Q
period 2023-06-30
ISUN, INC.
filed 2023-08-10
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File No. 001-37707

iSUN, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-2150172
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

400 Avenue D, Suite 10
Williston, Vermont	05495
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock outstanding at August 8, 2023 was 30,812,884.

ISUN, INC.

Form 10-Q

iSun, Inc.

Condensed Consolidated Balance Sheets as of

June 30, 2023 (Unaudited) and December 31, 2022

(In thousands, except number of shares)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash	$6,105	$5,455
Accounts receivable, net of allowance	11,238	8,783
Contract assets	8,369	7,324
Inventory	2,119	2,536
Other current assets	1,577	1,625
Total current assets	29,408	25,723
Other Assets:
Property and equipment, net of accumulated depreciation	8,108	8,440
Operating lease right-of-use assets, net	6,638	6,960
Captive insurance investment	270	270
Intangible assets, net	13,238	14,038
Investments	12,020	12,020
Other assets	30	30
Total other assets	40,304	41,758
Total assets	$69,712	$67,481
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,986	$12,941
Accrued expenses	3,632	5,868
Operating lease liability	601	588
Contract liabilities	8,020	5,419
Current portion of deferred compensation	15	31
Current portion of long-term debt	5,152	5,374
Total current liabilities	34,406	30,221
Long-term liabilities:
Warrant liability	-	10
Operating lease liability, net of current portion	6,405	6,711
Other liabilities	2,832	3,026
Long-term debt, net of current portion	5,508	8,226
Total liabilities	49,151	48,194
Contingencies (Note 1l)
Stockholders’ equity:
Preferred stock - 0.0001 par value 1,000,000 shares authorized, 0 issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock – 0.0001 par value 49,000,000 shares authorized, 23,435,489 and 15,083,109 issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	2	2
Additional paid-in capital	80,852	74,070
Accumulated deficit	(60,293)	(54,785)
Total Stockholders’ equity	20,561	19,287
Total liabilities and stockholders’ equity	$69,712	$67,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statements of Operations

for the Three and Six Months Ended June 30, 2023, and 2022 (Unaudited)

(In thousands, except number of shares and per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022
Earned revenue	$25,006	$16,476	$42,365	$31,563
Cost of earned revenue	19,069	12,723	32,879	24,640
Income before operating expenses	5,937	3,753	9,486	6,923

Warehousing and other operating expenses	220	1,017	451	1,367
General and administrative expenses	6,334	5,982	11,183	11,509
Stock based compensation – general and administrative	373	591	746	1,835
Depreciation and amortization	762	1,778	1,512	3,530
Total operating expenses	7,689	9,368	13,892	18,241
Operating loss	(1,752)	(5,615)	(4,406)	(11,318)

Other income (expenses):
Gain on forgiveness of PPP Loan	-	-	-	2,592
Change in fair value of the warrant liability	4	28	10	91
Loss on debt conversion	(303)	-	(303)
Interest expense, net	(448)	(87)	(797)	(716)
Other income (expense)	(747)	(59)	(1,090)	(1,967)

Loss before income taxes	(2,499)	(5,674)	(5,496)	(9,351)
Tax expense (benefit)	12	7	12	(765)

Net loss	$(2,511)	$(5,681)	$(5,508)	$(8,586)

Net loss per share of Common Stock - Basic and diluted	$(0.13)	$(0.40)	$(0.31)	$(0.64)

Weighted average shares of Common Stock - Basic and diluted	19,685,045	14,070,117	17,829,459	13,364,352

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

for the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2023	-	-	15,083,109	$2	$74,070	$(54,785)	$19,287

Issuance under equity incentive plan	-	-	225,169	-	373	-	373

Issuance of shares for acquisition of iSun Energy, LLC	-	-	200,000	-	-	-	-

Issuance of shares of common stock for repayment of debt	-	-	412,218	-	481	-	481

Proceeds from the sales of common stock, net	-	-	893,764	-	1,431	-	1,431

Net Loss	-	-	-	-	-	(2,997)	(2,997)

Balance as of March 31, 2023	-	$-	16,814,260	$2	$76,355	$(57,782)	$18,575

Issuance under equity incentive plan	-		-	-	373	-	373

Issuance of shares of common stock for repayment of debt	-		3,524,345		2,466		2,466

Proceeds from the sales of common stock, net	-		3,096,884		1,658		1,658

Net loss	-	-	-	-	-	(2,511)	(2,511)

Balance as of June 30, 2023			23,435,489	2	80,852	$(60,293)	$20,561

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended June 30, 2022

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings/ (Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2022	-	-	11,825,878	$1	$60,863	$(1,006)	$59,858

Issuance under equity incentive plan	-	-	164,067	-	1,244	-	1,244

Sale of common stock pursuant to S-3 registration statement	-	-	1,749,209	-	10,400	-	10,400

Net loss	-	-	-	-	-	(2,905)	(2,905)

Balance as of March 31, 2022	-	-	13,739,154	$1	$72,507	$(3,911)	$68,597

Issuance under equity incentive plan	-	-	333,888	-	1,476	-	1,476

Proceeds from the sales of common stock, net	-	-	309,038	-	1,239	-	1,239

Net Loss	-	-	-	-	-	(5,681)	(5,681)

Balance as of June 30, 2022	-	-	14,382,080	1	75,222	(9,592)	65,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Consolidated Statements of Cash Flows

for the Six Months Ended June 30, 2023, and 2022 (Unaudited)

(In thousands)

	2023	2022
Cash flows from operating activities
Net loss	$(5,508)	$(8,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property plant and equipment	712	1,121
Bad debt expense	34	-
Amortization of intangible assets	800	2,409
Amortization of right-of-use asset	322	-
Gain on forgiveness of PPP loan	-	(2,592)
Gain on sale of property and equipment	(35)	-
Change in fair value of warrant liability	(10)	(91)
Stock based compensation	746	2,720
Deferred finance charge amortization	333	-
Loss on conversion of debt	303	-
Provision for deferred income taxes	-	(772)

Changes in operating assets and liabilities:
Accounts receivable	(2,489)	4,560
Other current assets	48	(241)
Contract assets	(1,045)	872
Inventory	417	(2,978)
Accounts payable	4,045	(3,544)
Accrued expenses	(2,236)	(303)
Contract liabilities	2,601	1,075
Other liabilities	(194)	(1,102)
Deferred compensation	(16)	(14)
Operating lease liability	(293)	-
Net cash used in operating activities	(1,465)	(7,466)
Cash flows from investing activities:
Purchase of property and equipment	(221)	(359)
Proceeds from sale of property and equipment	44	1,247
Dividend receivable	-	200
Net cash (used in) provided by investing activities	(177)	1,088
Cash flows from financing activities:
Proceeds from line of credit	-	16,227
Payments to line of credit	-	(15,941)
Proceeds from long term debt	-	230
Repayments of long-term debt	(797)	(6,723)
Proceeds from sales of common stock, net	3,089	11,639
Net cash provided by financing activities	2,292	5,432
Net increase (decrease) in cash	650	(946)
Cash, beginning of period	5,455	2,242
Cash, end of period	$6,105	$1,296
Supplemental disclosure of cash flow information
Cash paid during the year for:

Interest	$525	$716
Income taxes	-	7
Supplemental disclosure of non-cash investing and financing activities
Issuance of shares of Common Stock for repayment of debt	2,947	-
Vehicles and equipment purchased and financed	168	-

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction-type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of June 30, 2023 and December 31, 2022 the Company had $0 in pre-contract costs classified as a current asset under contract assets on its Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Performance obligations satisfied over time
Solar	$22,879	$14,867	$37,322	$28,475
Electric	1,951	1,249	4,552	2,516
Data and Network	176	360	491	572
Totals	$25,006	$16,476	$42,365	$31,563

The following table disaggregates the Company’s revenue based operational division for the three and six months ended June 30, 2023, and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Residential	$9,324	$9,949	$16,174	$16,346
Commercial and Industrial	15,592	5,992	25,891	13,153
Utility	90	535	300	2,064
Totals	$25,006	$16,476	$42,365	$31,563

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

d) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for doubtful accounts. The allowance, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

f) Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in contracts receivable, retainage receivable, contract assets and contract liabilities on the accompanying consolidated balance sheet. Included in contract assets is revenue in excess of billings and conditional retainage on uncompleted contracts. Included in contract liabilities is billings and conditional retainage in excess of revenue earned on uncompleted contracts. Also included in contract assets and contract liabilities is “conditional retainage” representing work performed by the Company for a customer that is retained pending the completion of the terms within the contract. Upon completion of the contract terms the conditional retainage is billed and collectible based on the passage of time at which time the amount is presented as a retainage receivable. On a contract by contract basis, the conditional retainage is included in the contract asset “revenue in excess of billings and conditional retainage in excess on uncompleted contracts” and contract liability “billings and conditional retainage in excess of revenue earned on uncompleted contracts” to arrive at a net contract asset or liability by contract. The following table provides information about contract assets and liabilities at:

	June 30, 2023	December 31, 2022

Contract Assets
Revenue in excess of billings on uncompleted contracts	$7,832	$6,887
Conditional retainage	537	437
Total Contract Assets	8,369	7,324

Contract Liabilities
Billings in excess of revenue on uncompleted contracts	8,020	5,419
Conditional retainage	-	-
	$8,020	$5,419

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

Project assets were $0 as of June 30, 2023 and December 31, 2022, respectively.

e) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limits. The differences between book and bank balances are outstanding checks and deposits in transit. At June 30, 2023, the uninsured balances were approximately $4,321.

f) Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, impairment on investment, estimates in recording business combinations, goodwill, intangibles, revenue recognition utilizing a cost-to-cost method, allowances for uncollectible accounts, impairment on investments, warrant liability and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

g) Recently Issued Accounting Pronouncements

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

In March 2023, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which amended Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. This guidance is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The Company is currently in the process of determining the impact of adoption of the provisions of ASU 2014-01.

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

i) Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On January 21, 2022, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,592 has been recognized in the income statement as a gain on the forgiveness of PPP Loan for the six months ended June 30, 2022.

j) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented at net realizable value with reserves for obsolete inventory of $0 at June, 2023 and December 31, 2022.

k) Segment Information

The Company currently operates in four segments based upon our organizational structure and the way in which our operations are managed and evaluated. The first segment is Residential which are projects smaller in size and shorter in duration. The second operating segment is Commercial and Industrial which includes projects that are commonly larger in size and longer in duration serving commercial and industrial customers. The third operating segment is Utility which includes design, development, project origination and other professional services as well as projects that are commonly larger in size and longer in duration serving utility-scale customers. The fourth segment is Corporate, which is responsible for general company oversight and management. Disaggregating the corporate costs from the revenue operations simplifies the performance evaluation of the Residential, Commercial and Industrial, and Utility segments.

l) Legal contingencies

The Company accounts for liabilities resulting from legal proceedings when it is possible to evaluate the likelihood of an unfavorable outcome in order to provide an estimate for the contingent liability. At June 30, 2023 and 2022, there are no material contingent liabilities arising from pending litigation.

m) Reclassification

Certain prior period balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

2. LIQUIDITY AND FINANCIAL CONDITION

For the six months ended June 30, 2023, the Company experienced a net loss of approximately $5,500 with cash used in operations of approximately ($1,500). At June 30, 2023, the Company had cash on hand of approximately $6,100 and a working capital deficit of approximately $5,000. To date, the Company has relied predominantly on operating cash flow, borrowings from its credit facilities, and sales of Common Stock. During the six months ended, the Company has reduced its cash used in operations, but is still operating in a net loss situation, although at a reduced level, this raises substantial doubt about the ability for the Company to continue as a going concern for at least one year from the date these financial statements are issued. However, the Company believes the matters outlined below alleviate that substantial doubt.

The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $13,100 expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140,700 expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $8,000 and 1,600 MW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow. The Company has a diversified revenue stream which mitigates operational exposure impacting specific segments.

As of June 30, 2023, the Company has approximately $14,300 in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

The Company believes its current cash on hand, potential additional sales of Common Stock, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least one year from the date these financial statements are issued.

3. ACCOUNTS RECEIVABLE

	June 30, 2023	December 31, 2022
Accounts receivable - contracts in progress	$10,880	$8,502
Accounts receivable - retainage	537	583
	11,417	9,085
Allowance for doubtful accounts	(179)	(302)
Total	$11,238	$8,783

Bad debt expense was $34 and $0 for the three and six months ended June 30, 2023 and 2022, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at June 30, 2023 and 2022:

	June 30, 2023	December 31, 2022
Contract assets	$7,704	$6,648
Unbilled receivables, included in costs in excess of billings	128	93
	7,832	6,741
Retainage	537	583
Total	$8,369	$7,324

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of June 30, 2023 will be billed and collected within one year.

4. CONTRACTS IN PROGRESS

	June 30, 2023	December 31, 2022
Expenditures to date on uncompleted contracts	$40,555	$31,215
Estimated earnings thereon	2,378	2,509
	42,933	33,724
Less billings to date	(42,712)	(31,912)
	221	1,812
Plus under billings remaining on contracts 100% complete	128	93
Total	$349	$1,905

Included in accompany balance sheets under the following captions:

	June 30, 2023	December 31, 2022
Contract assets	$8,369	$7,324
Contract liabilities	(8,020)	(5,419)
Total	$349	$1,905

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

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three and six months ended June 30, 2023.

	Three months ended June 30, 2023
	Residential	Commercial and Industrial	Utility	Corporate	Total
Net revenue	$9,324	$15,592	$90	$-	$25,006
Cost of earned revenue	6,323	12,637	109	-	19,069
Income (loss) before operating expenses	3,001	2,955	(19)	-	5,937
Operating expenses
Warehousing and other operating expenses	-	220	-	-	220
General and administrative expenses	2,978	1,766	361	1,229	6,334
Segment contribution (loss)	23	969	(380)	(1,229)	(617)

Stock based compensation – general and administrative	-	-	-	373	373
Depreciation and amortization	493	269	-		762
Operating (loss) income	$(470)	$700	$(380)	(1,602)	$(1,752)

	Six months ended June 30, 2023
	Residential	Commercial and Industrial	Utility	Corporate	Total
Net revenue	$16,174	$25,891	$300	$-	$42,365
Cost of earned revenue	11,544	20,846	489	-	32,879
Income (loss) before operating expenses	4,630	5,045	(189)	-	9,486
Operating expenses
Warehousing and other operating expenses	-	451	-	-	451
General and administrative expenses	5,347	3,022	651	2,163	11,183
Segment contribution (loss)	(717)	1,572	(840)	(2,163)	(2,148)

Stock based compensation – general and administrative	-	-	-	746	746
Depreciation and amortization	985	527	-	-	1,512
Operating (loss) income	$(1,702)	$1,045	$(840)	(2,909)	$(4,406)

Assets by operating segment are as follows:

June 30, 2023
Residential	$22,250
Commercial and Industrial	45,647
Utility	919
Corporate	896
$69,712

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

The Company leases vehicles and office equipment under various agreements expiring through June 2026. As of June 30, 2023, aggregate monthly payments required under these leases approximates $35.

The Company’s lease expense for the three and six months ended June 30, 2023 was entirely comprised of operating leases and amounted to $60 and $116, respectively. Operating lease payments, which reduced operating cash flows for the six months ended June 30, 2023 amounted to $408. The difference between the ROU asset amortization of $322and the associated lease expense of $293 consists of interest, new vehicles, new facilities and lease extensions, office and office equipment leases originated during the year ended December 31, 2022.

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$6,638	$6,960

Operating lease liabilities—short term	601	588
Operating lease liabilities—long term	6,405	6,711
Total operating lease liabilities	$7,006	$7,299

As of June 30, 2023, the weighted average remaining lease term for operating leases was 10.53 years and the weighted average discount rate for the Company’s operating leases was 3.33%.

Year ending December 31:	Amount
Remaining 2023	$408
2024	805
2025	798
2026	796
2027	797
2028	804
Thereafter	3,936
Total lease payments	8,344
Less: interest	(1,338)
$7,006

7. LONG-TERM DEBT

	June 30, 2023	December 31, 2022
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$575	$598
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	118	137
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	298	325
NBT Bank, National Association, repaid in May 2023.	-	14
Various vehicle loans, interest ranging from 0% to 9.25%, total current monthly installments of approximately $40,167 secured by vehicles, with varying terms through 2027.	1,256	1,271
National Bank of Middlebury, repaid in May 2023.	-	21
Senior secured convertible notes payable, 5% interest rate, monthly payments of 1/26th of the original purchase amount plus accrued but unpaid interest beginning March 1, 2023 until maturity date of May 4, 2025.	9,375	12,500
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from June 2025 through maturity in June 2028.	103	115
CSA 36: Payable in monthly interest only installments of $1,104 through June 2020; then payments of $552, representing half of monthly interest only payments, through June 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due June 2035; interest at 11.25% throughout the loan term.	118	118
Equipment loans	39	56
	11,882	15,155
Less current portion	(5,152)	(5,374)
	6,730	9,781
Less debt issuance costs	(1,222)	(1,555)
Long-term debt	$5,508	$8,226

Year ending December 31:	Amount
Remainder of 2023	$3,179
2024	5,119
2025	2,401
2026	863
2027	147
2028 and thereafter	173
Total	$11,882

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

For the six months ending June 30, 2023, the Company issued 3,936,563 shares of Common Stock in repayment of $2,947 of principal related to the Senior Convertible Notes. During the six months ended June 30, 2023, the Company issued 3,936,563 common shares having a fair value of $2,947 for the repayment of principal related to the Senior Convertible Notes and recognized a loss of approximately $303 for the excess fair value of such shares.

8. FAIR VALUE MEASUREMENTS

During the three and six months ended June 30, 2023, no warrants to acquire shares of Common Stock were granted, exercised or redeemed. At June 30, 2023, 69,144 private warrants to acquire shares of Common Stock that were outstanding at the time of the Company became a public company remain outstanding.

Input	Mark-to-Market Measurement at June 30, 2023	Mark-to-Market Measurement at December 31, 2022
Risk-free rate	3.81%	3.88%
Remaining term in years	0.98	1.47
Expected volatility	142.13%	147.02%
Exercise price	$11.50	$11.50
Fair value of common stock	$0.40	$1.30

Fair Value Measurement as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	$-	-	-	$-

		Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	$10	-	-	$10

	June 30, 2023	December 31, 2022
Beginning balance	$10	$148
Fair value adjustment – Warrant liability	(10)	(138)
Ending balance	$-	$10

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2025. During the three and six months ended June 30, 2023 and 2022, the Company incurred the following union assessments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Pension fund	$157	$83	$274	$245
Welfare fund	435	331	591	653
National employees benefit fund	32	26	56	54
Joint apprenticeship and training committee	25	11	39	26
401(k) matching	81	43	120	92
Total	$730	$494	$1,080	$1,070

10. DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $15, the net present value of which is $15. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of June 30, 2023 and December 31, 2022 and recorded in the statement of operations when incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000	429,000	429,000
Private warrants to purchase Common Stock, from Jensyn’s IPO	34,572	34,572	34,572	34,572
Unvested restricted stock awards	407,189	205,335	407,189	205,335
Unvested options to purchase Common Stock	715,000	350,668	715,000	350,668
Totals	1,585,761	1,019,575	1,585,761	1,019,575

12. RESTRICTED STOCK AND STOCK OPTIONS

Options

As of June 30, 2023, the Company had 1,166,333 non-qualified stock options outstanding to purchase 1,166,333 shares of Common Stock. The stock options vest at various times and are exercisable for a period of three years from the date of grant at an average exercise price of $2.40 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1,700 by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 125.96%, b) term of 2 years, c) risk free rate of 0.06% and d) a dividend yield of 0%.

	Six Months Ended June 30, 2023
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2023	576,333	$3.80
Granted	590,000	$1.03
Exercised	-	$-
Outstanding, ending June 30, 2023	1,166,333	$2.40
Exercisable at June 30, 2023	451,333	$3.46

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding at June 30, 2023 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $0.40 as of June 30, 2023 and the exercise price multiplied by the number of options outstanding.

During the three months ended June 30, 2023 and 2022, the Company charged a total of $200 and $300, respectively to operations to recognize stock-based compensation expense related to stock option awards. During the six months ended June 30, 2023 and 2022, the Company charged a total of $300 and $900, respectively to operations to recognize stock-based compensation expense related to stock option awards.

As of June 30, 2023, the Company had $600 in unrecognized stock-based compensation related to 1,166,333 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All option units are expected to vest.

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

In the three months ended June 30, 2023 and 2022, stock-based compensation expense of $200 and $300, respectively was recognized for the January 2021 and January 2022 RSGA. In the six months ended June 30, 2023 and 2022, stock-based compensation expense of $400 and $800, respectively was recognized for the January 2021 and January 2022 RSGA.

Stock-based compensation, excluding the January 2022 and 2021 RSGA, related to employee and director options totaled $0 and $0 for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation, excluding the January 2022 and 2021 RSGA, related to employee and director options totaled $0 and $100 for the six months ended June 30, 2023 and 2022, respectively.

13. SUBSEQUENT EVENTS

Subsequent to the balance sheet date, the Company issued 1,201,924 shares of Common Stock in payment of $481 of principal related to the Senior Convertible Notes. The loss on the conversion of share of Common Stock to principal was immaterial.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, impairment on investment, estimates in recording business combinations, goodwill, intangibles, revenue recognition utilizing a cost-to-cost method, allowances for uncollectible accounts, impairment on investments, warrant liability and the valuation allowance on deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three months and six months ended June 30, 2023 and 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of June 30, 2023 and 2022.

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

Warrant Liability

As of June 30, 2023, we have no public warrants outstanding as all public warrants have been exercised or redeemed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022.

REVENUE AND COST OF EARNED REVENUE

For the three months ended June 30, 2023, our revenue increased 51.8% to $25.0 million compared to $16.5 million for the three months ended June 30, 2022. Revenue for the residential segment decreased 6.0% from $9.9 million to $9.3 million. Revenue for the commercial and industrial segment increased 160% from $6.0 million to $15.6 million. Revenue for the utility segment decreased 80% from $0.5 million to $0.1 million. Our revenue increased as we continue to execute against our backlog of $161.8 million.

Cost of earned revenue for the three months ended June 30, 2023, was 49.9% higher at $19.1 million compared to $12.7 million for the three months ended June 30, 2022. As revenue increased at approximately the same rate than cost of earned revenue, margins remained relatively flat at 23.7% and 22.8% for the three months ended June 30, 2023 and 2022, respectively.

Income before operating expenses was $5.9 million for the three months ended June 30, 2023. This compares to $3.8 million of income before operating expenses for the three months ended June 30, 2022. The gross margin was 23.7% in the three months ended June 30, 2023 compared to 22.8% in the three months ended June 30, 2022. As previously reported, our margins returned to more normal levels and any fluctuation is driven by the seasonal impact of our revenue mix. We have seen our margins grow to an approximate range of 19% to 24% over the last year. With the diversification of our revenue stream, our margins have improved based on the implementation of operating efficiencies driven by more efficient labor utilization across all segments.

For the remainder of 2023, we anticipate an increase in revenue over 2022 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $13.1 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140.7 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $8.0 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

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

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2023expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Maine, New Hampshire and Maryland while our pipeline includes projects across the United States.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $6.3 million for the three months ended June 30, 2023, compared to $6.0 million for the three months ended June 30, 2022. As a percentage of revenue, G&A expenses decreased to 25.3% in the three months ended June 30, 2023 compared to 36.3% in the three months ended June 30, 2022. In total dollars, G&A increased due to one-time legal expenses related to the settlement of a pending lawsuit. As we continue to implement a shared services model, we would anticipate additional reductions to overall expenses without impacting revenue growth.

DEPRECIATION AND AMORTIZATION

For the three months ended June 30, 2023 and 2022, the non-cash expenses related to depreciation and amortization totaled $0.8 million and $1.8 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses were $0.2 million for the three months ended June 30, 2023 compared to $1.0 million for the three months ended June 30, 2022. The decrease is related to the reduction of our warehousing expenses as we continue to drive synergies between operating segments.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended June 30, 2023, we incurred $0.4 million in total non-cash stock-based compensation expense compared to $0.6 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended June 30, 2023, was $0.4 million compared to $0.0 million for the same period of the prior year. Finance cost for the three months ended June 30, 2023, was $0.3 million compared to $0.0 million for the same period of the prior year.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the three months ended June 30, 2023, was 0.5% and June 30, 2022 was 0.1%. The proforma effective tax rate for the three months June 30, 2023 was 21.0% and June 30, 2022 was 21.0%.

NET LOSS

The net loss for the three months ended June 30, 2023 was $2.5 million compared to a net loss of $5.7 million for the three months June 30, 2022.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022.

REVENUE AND COST OF EARNED REVENUE

For the six months ended June 30, 2023, our revenue increased 34.2% to $42.4 million compared to $31.6 million for the six months ended June 30, 2022. Revenue for the residential segment decreased 1.2% from $16.3 million to $16.1 million. Revenue for the commercial and industrial segment increased 97.2% from $13.1 million to $25.9 million. Revenue for the utility segment decreased 87.9% from $2.1 million to $0.3 million. Our revenue increased as we continue to execute against our backlog of $161.8 million.

Cost of earned revenue for the six months ended June 30, 2023, was 33.4% higher at $32.9 million compared to $24.6 million for the six months ended June 30, 2022. As revenue increased at approximately the same rate than cost of earned revenue, margins remained relatively flat at 22.4% and 21.9% for the six months ended June 30, 2023 and 2022, respectively.

Income before operating expenses was $9.5 million for the six months ended June 30, 2023. This compares to $6.9 million of income before operating expenses for the six months ended June 30, 2022. The gross margin was 22.4% in the six months ended June 30, 2023 compared to 21.9% in the three months ended June 30, 2022. As previously reported, our margins returned to more normal levels and any fluctuation is driven by the seasonal impact of our revenue mix. We have seen our margins grow to an approximate range of 19% to 22% over the last year. With the diversification of our revenue stream, our margins have improved based on the implementation of operating efficiencies driven by more efficient labor utilization across all segments.

For the remainder of 2023, we anticipate an increase in revenue over 2022 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $13.1 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140.7 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $8.0 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

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

In addition, we are engaging existing customers and new partners outside of Vermont as part of our planned 2022 expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Maine, New Hampshire, and Maryland while our pipeline includes projects across the United States.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $11.2 million for the six months ended June 30, 2023, compared to $11.5 million for the six months ended June 30, 2022. As a percentage of revenue, G&A expenses decreased to 26.4% in the six months ended June 30, 2023 compared to 36.5% in the six months ended June 30, 2022. In total dollars, G&A decreased as we take advantage of the synergies provided by our acquisitions. As we continue to implement a shared services model, we would anticipate additional reductions to overall expenses without impacting revenue growth.

DEPRECIATION AND AMORTIZATION

For the six months ended June 30, 2023 and 2022, the non-cash expenses related to depreciation and amortization totaled $1.5 million and $3.5 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses were $0.5 million for the six months ended June 30, 2023 compared to $1.4 million for the six months ended June 30, 2022. The decrease is related to the reduction of our warehousing expenses as we continue to drive synergies between operating segments.

STOCK-BASED COMPENSATION EXPENSES

During the six months ended June 30, 2023, we incurred $0.7 million in total non-cash stock-based compensation expense compared to $1.8 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the six months ended June 30, 2023, was $0.8 million compared to $0.7 million for the same period of the prior year. Loss on conversion for the six months ended June 30, 2023, was $0.3 million compared to $0.0 million for the same period of the prior year. We had a PPP forgiveness of $2.6 million in the prior year.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the six months ended June 30, 2023, was 0.2% and June 30, 2022 was 8.2%. The proforma effective tax rate for the six months June 30, 2023 was 21.0% and June 30, 2022 was 21.0%.

NET LOSS

The net loss for the six months ended June 30, 2023 was $5.5 million compared to a net loss of $8.6 million for the six months June 30, 2022.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,511)	$(5,681)	$(5,508)	$(8,586)
Depreciation and amortization	762	1,778	1,512	3,530
Interest expense	448	87	797	716
Stock based compensation	373	591	746	1,835
Change in fair value of warrant liability	(4)	(28)	(10)	(91)
Loss on conversion	303	-	303	-
Income tax (benefit)	12	7	12	(765)
EBITDA	(617)	(3,246)	(2,148)	(3,361)
Other costs(1)	350	-	350	10
Adjusted EBITDA	(267)	(3,246)	(1,798)	(3,351)

Weighted Average shares outstanding	19,685,045	14,070,117	17,829,459	13,364,352

Adjusted EPS	(0.01)	(0.23)	(0.10)	(0.25)

(1)	Other costs consist of one-time legal expenses related to the settlement of a lawsuit.

(2)	As the forgiveness of the PPP loan is considered a one-time expense, the Company considered including the forgiveness of $0 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively, as a reconciling item. The Company excluded the forgiveness on the basis that had it not been awarded a PPP loan, the Company would have terminated, furlough or reduced its workforce during the COVID-19 pandemic shutdown.

LIQUIDITY AND CAPITAL RESOURCES

We had $6.1 million in unrestricted cash at June 30, 2023, as compared to $5.5 million at December 31, 2022.

As of June 30, 2023, our working capital deficit was $5.0 million compared to a working capital deficit of $5.0 million at December 31, 2022. To date, the Company has relied predominantly on cash flow from financing activities to fund its operations, borrowings from its credit facilities, and sales of Common Stock. The availability of financing and the cash flow from operations alleviates the potential for substantial doubt. The Company restructured its indebtedness in November 2022. The new debt facility allows for repayment of the obligation to pay principal and interest in shares of Common Stock which to the extent the Company elects to pay in shares of Common Stock preserves cash. If the Company elects to repay the convertible note in shares of Common Stock, the Company’s working capital would increase by $4.5 million at June 30, 2023.

As of June 30, 2023, the Company has approximately $14.3 million in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

We believe that the aggregate of our existing cash and cash equivalents and sales of Common Stock pursuant to our shelf registration, will be sufficient to meet our operating cash requirements for at least one year from the date these financial statements are issued. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $13.1 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140.7 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $8.0 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

Cash flow used in operating activities was $1.5 million for the six months ended June 30, 2023, compared to $7.5 million of cash used in operating activities in the six months ended June, 2022. The decrease in cash used in operating activities was primarily the result of the increase in accounts receivable of $2.5 million and $1.0 million in contract assets.

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2023, compared to $1.1 million of cash provided by investing activities in the six months ended June 30, 2022. The change for the six months ended June 30, 2023 was attributable to the purchase of equipment for approximately $0.3 million, and the change for the six months ended June 30, 2022 was attributable to the sale of solar assets for approximately $1.2 million.

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2023 compared to $5.4 million of cash provided by financing activities for the six months ended June 30, 2022. The cash flow provided by financing activities consisted of $3.1 million from the sale of Common Stock and $0.6 million in repayment of long term debt.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework” As of June 30, 2023, we continued to build out and document the control environment. The Enterprise Resource Planning (“ERP”) system implemented in the prior year allows for a more robust environment that mitigates the potential for misstatements in our financial reporting.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2023, we continued to build out our control environment and explored various field project management tools that would integrate to our existing ERP system. This will enhance our internal controls and include the development of an authorization matrix across the operating segments. The control environment is focused on establishing the appropriate controls and approval process around financial reporting to mitigate the risk of potential misstatements in our financial statements which was previously identified as a material weakness. We began implementing stronger processes and controls related to estimating, procurement and project management.

PART II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of iSun, Inc.	By Reference	8-K	February 2, 2022

3.2	Bylaws	By Reference	S-1	November 23, 2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of August 2023.

iSUN, INC.

	By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ John Sullivan
John Sullivan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 10, 2023

