Form 10-Q
period 2023-09-30
ISUN, INC.
filed 2023-11-14
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the Registrant’s Common Stock outstanding at November 10, 2023 was 37,544,216.

ISUN, INC.

Form 10-Q

iSun, Inc.

Condensed Consolidated Balance Sheets as of

September 30, 2023 (Unaudited) and December 31, 2022

(In thousands, except number of shares)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash	$5,600	$5,455
Accounts receivable, net of allowance	13,127	8,783
Contract assets	11,485	7,324
Inventory	1,569	2,536
Other current assets	1,698	1,625
Total current assets	33,479	25,723
Other Assets:
Property and equipment, net of accumulated depreciation	8,297	8,440
Operating lease right-of-use assets, net	6,479	6,960
Captive insurance investment	629	270
Intangible assets, net	12,839	14,038
Investments	12,020	12,020
Other assets	30	30
Total other assets	40,294	41,758
Total assets	$73,773	$67,481
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,783	$12,941
Accrued expenses	4,677	5,868
Operating lease liability	598	588
Contract liabilities	6,439	5,419
Current portion of deferred compensation	8	31
Current portion of long-term debt	8,544	5,374
Total current liabilities	41,049	30,221
Long-term liabilities:
Warrant liability	178	10
Operating lease liability, net of current portion	6,261	6,711
Other liabilities	2,448	3,026
Long-term debt, net of current portion	883	8,226
Total liabilities	50,819	48,194
Contingencies (Note 1l)
Stockholders’ equity:
Preferred stock - 0.0001 par value 1,000,000 shares authorized, 0 issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock – 0.0001 par value 49,000,000 shares authorized, 34,940,885 and 15,083,109 issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	3	2
Additional paid-in capital	85,492	74,070
Accumulated deficit	(62,541)	(54,785)
Total Stockholders’ equity	22,954	19,287
Total liabilities and stockholders’ equity	$73,773	$67,481

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(In thousands, except number of shares and per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2023	2022	2023	2022
Earned revenue	$27,909	$19,034	$70,274	$50,597
Cost of earned revenue	22,481	15,417	55,360	40,057
Income before operating expenses	5,428	3,617	14,914	10,540

Warehousing and other operating expenses	183	172	634	1,539
General and administrative expenses	5,747	5,965	16,930	17,474
Stock based compensation – general and administrative	494	567	1,240	2,402
Depreciation and amortization	782	1,770	2,294	5,300
Total operating expenses	7,206	8,474	21,098	26,715
Operating loss	(1,778)	(4,857)	(6,184)	(16,175)

Other (expense) income:
Gain on forgiveness of PPP Loan	-	-	-	2,592
Change in fair value of the warrant liability	(178)	7	(168)	98
Loss on debt conversion	-	-	(303)	-
Interest expense, net	(292)	(84)	(1,089)	(800)
Other (expense) income	(470)	(77)	(1,560)	1,890

Loss before income taxes	(2,248)	(4,934)	(7,744)	(14,285)
Tax expense (benefit)	-	-	12	(765)

Net loss	$(2,248)	$(4,934)	$(7,756)	$(13,520)

Net loss per share of Common Stock - Basic and diluted	$(0.07)	$(0.36)	$(0.35)	$(0.98)

Weighted average shares of Common Stock - Basic and diluted	30,898,334	13,546,624	22,222,377	13,769,564

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023(Unaudited)

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	(Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2023	-	-	15,083,109	$2	$74,070	$(54,785)	$19,287

Issuance under equity incentive plan	-	-	225,169	-	373	-	373

Issuance of shares for acquisition of iSun Energy, LLC	-	-	200,000	-	-	-	-

Issuance of shares of common stock for repayment of debt	-	-	412,218	-	481	-	481

Proceeds from the sales of common stock, net	-	-	893,764	-	1,431	-	1,431

Net Loss	-	-	-	-	-	(2,997)	(2,997)

Balance as of March 31, 2023	-	$-	16,814,260	$2	$76,355	$(57,782)	$18,575

Issuance under equity incentive plan	-		-	-	373	-	373

Issuance of shares of common stock for repayment of debt	-		3,524,345		2,466		2,466

Proceeds from the sales of common stock, net	-		3,096,884		1,658		1,658

Net loss	-	-	-	-	-	(2,511)	(2,511)

Balance as of June 30, 2023	-	$-	23,435,489	$2	$80,852	$(60,293)	$20,561

Issuance under equity incentive plan	-	-	346,281	-	494	-	494

Issuance of shares of common stock for repayment of debt	-	-	2,403,848	-	878	-	878

Proceeds from the sales of common stock, net	-	-	8,755,267	1	3,268	-	3,269

Net loss	-	-	-	-	-	(2,248)	(2,248)

Balance as of September 30, 2023	$-	$-	34,940,885	$3	$85,492	$(62,541)	$22,954

iSun, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended September 30, 2022

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-In	(Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2022	-	-	11,825,878	$1	$60,863	$(1,006)	$59,858

Issuance under equity incentive plan	-	-	164,067	-	1,244	-	1,244

Sale of common stock pursuant to S-3 registration statement	-	-	1,749,209	-	10,400	-	10,400

Net loss	-	-	-	-	-	(2,905)	(2,905)

Balance as of March 31, 2022	-	-	13,739,154	$1	$72,507	$(3,911)	$68,597

Issuance under equity incentive plan	-	-	333,888	-	1,476	-	1,476

Proceeds from the sales of common stock, net	-	-	309,038	-	1,239	-	1,239

Net Loss	-	-	-	-	-	(5,681)	(5,681)

Balance as of June 30, 2022	-	-	14,382,080	$1	$75,222	$(9,592)	$65,631

Issuance under equity incentive plan	-	-	9,000	-	567	-	567

Sale of common stock pursuant to S-3 registration statement	-	-	836,502	1	2,297	-	2,298

Net Loss	-	-	-	-	-	(4,934)	(4,934)

Balance as of September 30, 2022	-	$-	15,227,582	$2	$78,086	$(14,526)	$63,562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iSun, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023, and 2022 (Unaudited)

(In thousands)

	2023	2022
Cash flows from operating activities
Net loss	$(7,756)	$(13,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property plant and equipment	1,095	1,685
Bad debt expense	50	87
Amortization of intangible assets	1,199	3,615
Amortization of right-of-use asset	481	-
Gain on forgiveness of PPP loan	-	(2,592)
Gain on sale of property and equipment	(36)	-
Change in fair value of warrant liability	168	(98)
Stock based compensation	1,240	2,402
Deferred finance charge amortization	498	302
Loss on conversion of debt	303	-
Provision for deferred income taxes	-	(772)

Changes in operating assets and liabilities:
Accounts receivable	(4,394)	2,495
Other current assets	(73)	7
Contract assets	(4,161)	351
Inventory	967	(982)
Accounts payable	7,842	(4,208)
Accrued expenses	(1,191)	980
Contract liabilities	1,020	3,754
Other liabilities	(578)	(1,057)
Deferred compensation	(23)	(22)
Operating lease liability	(440)	-
Net cash used in operating activities	(3,789)	(7,573)
Cash flows from investing activities:
Purchase of property and equipment	(603)	(637)
Proceeds from sale of property and equipment	43	1,247
Captive insurance investment	(359)	-
Dividend receivable	-	300
Net cash (used in) provided by investing activities	(919)	910
Cash flows from financing activities:
Proceeds from line of credit	-	20,453
Payments to line of credit	-	(19,275)
Proceeds from long term debt		230
Repayments of long-term debt	(1,505)	(7,118)
Proceeds from sales of common stock, net	6,358	13,937
Net cash provided by financing activities	4,853	8,227
Net increase in cash	145	1,564
Cash, beginning of period	5,455	2,242
Cash, end of period	$5,600	$3,806
Supplemental disclosure of cash flow information
Cash paid during the year for:

Interest	$288	$800
Income taxes	-	7
Supplemental disclosure of non-cash investing and financing activities
Accrued Employee Incentive Compensation settled in stock	-	885
Issuance of shares of Common Stock for repayment of debt	3,825	-
Vehicles and equipment purchased and financed	356	-

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

a) Organization

iSun, Inc. is a leading solar energy and clean mobility infrastructure Company with over 50 years of experience accelerating the adoption of innovative electrification technologies. The Company provides solar product services ranging from project origination, design, development, engineering, procurement, construction, storage, monitoring and maintenance for EV infrastructure, residential, commercial, industrial and utility customers. The Company also provides electrical contracting services and data and communication services. The work is performed under fixed-price and modified fixed-price contracts and time and materials contracts. The Company is incorporated in the State of Delaware and has its corporate headquarters in Williston, Vermont.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction-type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of September 30, 2023 and December 31, 2022 the Company had $0 in pre-contract costs classified as a current asset under contract assets on its Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Performance obligations satisfied over time
Solar	$23,549	$16,836	$60,401	$45,311
Electric	3,773	1,994	9,081	4,510
Data and Network	587	204	792	776
Totals	$27,909	$19,034	$70,274	$50,597

The following table disaggregates the Company’s revenue based operational division for the three and nine months ended September 30, 2023, and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Residential	$8,280	$11,338	$24,418	$27,684
Commercial and Industrial	18,836	5,933	43,471	19,085
Utility	793	1,763	2,385	3,828
Totals	$27,909	$19,034	$70,274	$50,597

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

	September 30, 2023	December 31, 2022

Contract Assets
Revenue in excess of billings on uncompleted contracts	$10,934	$6,887
Conditional retainage	551	437
Total Contract Assets	11,485	7,324

Contract Liabilities
Billings in excess of revenue on uncompleted contracts	6,439	5,419
Conditional retainage	-	-
	$6,439	$5,419

Project Assets

Project assets primarily consist of costs related to solar power projects that are in various stages of development that are capitalized prior to the completion of the sale of the project and are actively marketed and intended to be sold. In contrast to contract assets, the Company holds a controlling interest in the project itself. These project related costs include costs for land, development, and construction of a PV solar power system. Development costs may include legal, consulting, permitting, transmission upgrade, interconnection, and other similar costs. The Company typically classifies project assets as noncurrent due to the nature of solar power projects (long-lived assets) and the time required to complete all activities to develop, construct, and sell projects, which is typically longer than 12 months. Once the Company enters into a definitive sales agreement, such project assets are classified as current until the sale is completed and the Company has met all of the criteria to recognize the sale as revenue. Any income generated by a project while it remains within project assets is accounted for as a reduction to the basis in the project. If a project is completed and begins commercial operation prior to the closing of a sales arrangement, the completed project will remain in project assets until placed in service. All expenditures related to the development and construction of project assets, whether fully or partially owned, are presented as a component of cash flows from operating activities. Project assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A project is considered commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. A partially developed or partially constructed project is considered to be commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. The Company examines a number of factors to determine if the project is expected to be recoverable, including whether there are any changes in environmental, permitting, market pricing, regulatory, or other conditions that may impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated fair value, with the resulting impairment recorded within “Selling, general and administrative” expense.

Project assets were $0 as of September 30, 2023 and December 31, 2022, respectively.

e) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limits. The differences between book and bank balances are outstanding checks and deposits in transit. At September 30, 2023, the uninsured balances were approximately $3,554.

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

g) Recently Issued Accounting Pronouncements

The Company is an emerging growth company until at minimum December 31, 2024. The Company will maintain the election available to an emerging growth company to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standard. The Company retains its emerging growth status and therefore elects to adopt new or revised accounting standards on the adoption date required for a private company.

In March 2023, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which amended Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. This guidance is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

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

i) Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On January 21, 2022, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,592 has been recognized on the statement of operations as a gain on forgiveness of PPP Loan for the nine months ended September 30, 2022.

j) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. Inventory is presented at net realizable value with reserves for obsolete inventory of $0 at September, 2023 and December 31, 2022.

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

l) Legal contingencies

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements. No reserves were deemed necessary as of September 30, 2023.

m) Inflation risk

Changes in economic conditions, including inflation, rising interest rates, lower consumer confidence, volatile equity capital markets and ongoing supply chain disruptions may affect our business, revenues and earnings adversely.

n) Reclassification

Certain prior period amounts presented on the Company’s financial statements have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

2. LIQUIDITY AND FINANCIAL CONDITION

For the nine months ended September 30, 2023, the Company experienced a net loss of approximately $7,800 with cash used in operations of approximately $3,800. At September 30, 2023, the Company had cash on hand of approximately $5,600 and a working capital deficit of approximately $7,600. To date, the Company has relied predominantly on operating cash flow, borrowings from its credit facilities, and sales of Common Stock. During the nine months ended September 30, 2023, the Company has reduced its cash used in operations, but is still operating in a net loss situation, although at a reduced level, this raises substantial doubt about the ability for the Company to continue as a going concern for at least one year from the date these financial statements are issued. However, the Company believes the matters outlined below alleviate that substantial doubt.

The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $15,000 expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140,300 expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $6,500 and 1,600 MW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow. The Company has a diversified revenue stream which mitigates operational exposure impacting specific segments.

As of September 30, 2023, the Company has approximately $10,900 in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

The Company believes its current cash on hand, potential additional sales of Common Stock, the collectability of its accounts receivable and project backlog are sufficient to meet its operating and capital requirements for at least one year from the date these financial statements are issued.

3. ACCOUNTS RECEIVABLE

	September 30, 2023	December 31, 2022
Accounts receivable - contracts in progress	$12,752	$8,502
Accounts receivable – retainage	551	583
	13,303	9,085
Allowance for doubtful accounts	(176)	(302)
Total	$13,127	$8,783

Bad debt expense was $50 and $145 at September 30, 2023 and December 31, 2022, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Contract assets	$10,843	$6,648
Unbilled receivables, included in costs in excess of billings	91	93
	10,934	6,741
Retainage	551	583
Total	$11,485	$7,324

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred cost associated with contract assets as of September 30, 2023 will be billed and collected within one year.

4. CONTRACTS IN PROGRESS

	September 30, 2023	December 31, 2022
Expenditures to date on uncompleted contracts	$54,092	$31,215
Estimated earnings thereon	4,008	2,509
	58,100	33,724
Less billings to date	(53,145)	(31,912)
	4,955	1,812
Plus under billings remaining on contracts 100% complete	91	93
Total	$5,046	$1,905

Included in accompany balance sheets under the following captions:

	September 30, 2023	December 31, 2022
Contract assets	$11,485	$7,324
Contract liabilities	(6,439)	(5,419)
Total	$5,046	$1,905

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

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for the three and nine months ended September 30, 2023.

	Three months ended September 30, 2023
	Residential	Commercial and Industrial	Utility	Corporate	Total
Net revenue	$8,280	$18,755	$874	$-	$27,909
Cost of earned revenue	5,993	15,511	977	-	22,481
Income (loss) before operating expenses	2,287	3,244	(103)	-	5,428
Operating expenses
Warehousing and other operating expenses	-	183	-	-	183
General and administrative expenses	3,117	1,122	243	1,265	5,747
Segment contribution (loss)	(830)	1,939	(346)	(1,265)	(502)

Stock based compensation – general and administrative	-	-	-	494	494
Depreciation and amortization	495	287	-	-	782
Operating (loss) income	$(1,325)	$1,653	$(346)	(1,759)	$(1,778)

	Nine months ended September 30, 2023
	Residential	Commercial and Industrial	Utility	Corporate	Total
Net revenue	$24,418	$44,682	$1,174	$-	$70,274
Cost of earned revenue	17,537	36,356	1,467	-	55,360
Income (loss) before operating expenses	6,881	8,326	(293)	-	14,914
Operating expenses
Warehousing and other operating expenses	-	634	-	-	634
General and administrative expenses	8,495	3,962	894	3,579	16,930
Segment contribution (loss)	(1,614)	3,730	(1,187)	(3,579)	(2,650)

Stock based compensation – general and administrative	-	-	-	1,240	1,240
Depreciation and amortization	1,480	814	-	-	2,294
Operating (loss) income	$(3,094)	$2,916	$(1,187)	(4,819)	$(6,184)

Assets by operating segment are as follows:

September 30, 2023
Residential	$21,208
Commercial and Industrial	27,605
Utility	1,742
Corporate	23,218
$73,773

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

The Company leases vehicles and office equipment under various agreements expiring through June 2026. As of September 30, 2023, aggregate monthly payments required under these leases approximates $35.

The Company’s lease expense for the three and nine months ended September 30, 2023 was entirely comprised of operating leases and amounted to $58 and $184, respectively. Operating lease payments, which reduced operating cash flows for the nine months ended September 30, 2023 amounted to $612. The difference between the ROU asset amortization of $481 and the associated lease expense of $440 consists of interest, new vehicles, new facilities and lease extensions, office and office equipment leases originated during the year ended December 31, 2022.

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$6,479	$6,960

Operating lease liabilities—short term	598	588
Operating lease liabilities—long term	6,261	6,711
Total operating lease liabilities	$6,859	$7,299

As of September 30, 2023, the weighted average remaining lease term for operating leases was 10.33 years and the weighted average discount rate for the Company’s operating leases was 3.33%.

Year ending December 31:	Amount
Remaining 2023	$204
2024	805
2025	798
2026	796
2027	797
2028	804
Thereafter	3,937
Total lease payments	8,141
Less: interest	(1,282)
$6,859

7. LONG-TERM DEBT

	September 30, 2023	December 31, 2022
NBT Bank, National Association, 4.25% interest rate, secured by all business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	$564	$598
NBT Bank, National Association, 4.15% interest rate, secured by all business assets, payable in monthly installments of $3,677 through April 2026.	108	137
NBT Bank, National Association, 4.20% interest rate, secured by all business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	284	325
NBT Bank, National Association, repaid in May 2023.	-	14
Various vehicle loans, interest ranging from 0% to 9.25%, total current monthly installments of approximately $40,167 secured by vehicles, with varying terms through 2027.	1,346	1,271
National Bank of Middlebury, repaid in May 2023.	-	21
Senior secured convertible notes payable, 5% interest rate, monthly payments of 1/26th of the original purchase amount plus accrued but unpaid interest beginning March 1, 2023 until maturity date of May 4, 2025.	7,933	12,500
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from June 2025 through maturity in June 2028.	98	115
CSA 36: Payable in monthly interest only installments of $1,104 through June 2020; then payments of $552, representing half of monthly interest only payments, through June 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due June 2035; interest at 11.25% throughout the loan term.	118	118
Equipment loans	32	56
	10,483	15,155
Less current portion	(8,544)	(5,374)
	1,939	9,781
Less debt issuance costs	(1,056)	(1,555)
Long-term debt	$883	$8,226

Year ending December 31:	Amount
Remainder of 2023	$8,088
2024	590
2025	511
2026	901
2027	187
2028 and thereafter	206
Total	$10,483

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

On August 30, 2023, the Company entered into a Letter Agreement with the two affiliated investors regarding a modification of the terms of the SPA. The Company failed to fulfill the EBITDA covenant for the quarter ended June 30, 2023. Under the Notes, a failure to fulfill the EBITDA covenant is defined as an Event of Default. Upon the occurrence of an Event of Default, the Purchasers may accelerate all amounts due under the Notes. The Purchasers have agreed to a waiver of the Event of Default upon the terms set forth in the letter agreement, including that the Company shall pay the Investors the aggregate amount of $1,442 of the principal amount of the Notes by wire transfer, that the Fixed Conversion Price of the Notes shall be adjusted to $1.00, and that the Company shall issue warrants to acquire an aggregate of 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and a term of 5 years. For updated information with respect to the SPA and letter agreement, see Note 13 Subsequent Events below.

During the nine months ended September 30, 2023, the Company issued 6,340,411 common shares having a fair value of $3,825 for the repayment of principal related to the Senior Secured Convertible Notes and recognized a loss of approximately $303 for the excess fair value of such shares.

8. FAIR VALUE MEASUREMENTS

During the three and nine months ended September 30, 2023, 1,000,000 warrants to acquire shares of Common Stock were granted. The warrants were issued on August 30, 2023 resulting from a failure to fulfill the EBITDA financial covenant of the Senior Secured Notes. The warrants were issued to the Investor in order to waive the Event of Default. During the three and nine months ended September 30, 2023, no warrants to acquire shares of Common Stock were exercised or redeemed. At September 30, 2023, 1,069,144 private warrants to acquire shares of Common Stock that were outstanding at the time of the Company became a public company remain outstanding.

Input	Mark-to-Market Measurement at September 30, 2023	Mark-to-Market Measurement at December 31, 2022
Risk-free rate	4,81%	3.88%
Remaining term in years	0.72 – 4.91	1.47
Expected volatility	140.91%	147.02%
Exercise price	$11.50	$11.50
Fair value of common stock	$0.22	$1.30

		Fair Value Measurement as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	$178	-	-	$178

		Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	$10	-	-	$10

	September 30, 2023	December 31, 2022
Beginning balance	$10	$148
Fair value adjustment – Warrant liability	168	(138)
Ending balance	$178	$10

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2025. During the three and nine months ended September 30, 2023 and 2022, the Company incurred the following union assessments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Pension fund	$198	$82	$472	$326
Welfare fund	360	160	954	814
National employees benefit fund	47	21	103	74
Joint apprenticeship and training committee	37	6	75	32
401(k) matching	42	31	162	123
Total	$684	$300	$1,766	$1,369

10. DEFERRED COMPENSATION PLAN

In 2018, the Company entered into a deferred compensation agreement with a former minority stockholder. The agreement provides for deferred income benefits and is payable over the post-retirement period. The Company accrues the present value of the estimated future benefit payments over the period from the date of the agreement to the retirement date. The minimum commitment for future compensation under the agreement is $15, the net present value of which is $15. The Company will also pay the former stockholder a solar management fee of 24.5% of the available cash flow from the solar arrays put into service on or before December 31, 2017 over the life of the arrays. The amount is de minimis and therefore not recorded on the balance sheet as of September 30, 2023 and December 31, 2022 and recorded in the statement of operations when incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000	429,000	429,000
Private warrants to purchase Common Stock, from Jensyn’s IPO	34,572	34,572	34,572	34,572
Unvested restricted stock awards	407,189	205,335	407,189	205,335
Options to purchase Common Stock	1,166,333	350,668	1,166,333	350,668
Private warrants to purchase common shares from Anson Note	1,000,000	-	1,000,000	-
Totals	3,037,094	1,019,575	3,037,094	1,019,575

12. RESTRICTED STOCK AND STOCK OPTIONS

Options

As of September 30, 2023, the Company had 1,166,333 non-qualified stock options outstanding to purchase 1,166,333 shares of Common Stock. The stock options vest at various times and are exercisable for a period of three years from the date of grant at an average exercise price of $2.40 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $1,700 by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 125.96%, b) term of 2 years, c) risk free rate of 0.06% and d) a dividend yield of 0%.

	Nine Months Ended September 30, 2023
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2023	576,333	$3.80
Granted	590,000	$1.03
Exercised	-	$-
Outstanding, ending September 30, 2023	1,166,333	$2.40
Exercisable at September 30, 2023	451,333	$3.46

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding at September 30, 2023 was $0. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $0.40 as of September 30, 2023 and the exercise price multiplied by the number of options outstanding.

During the three months ended September 30, 2023 and 2022, the Company charged a total of $100 and $300, respectively to operations to recognize stock-based compensation expense related to stock option awards. During the nine months ended September 30, 2023 and 2022, the Company charged a total of $400 and $1,100, respectively to operations to recognize stock-based compensation expense related to stock option awards.

As of September 30, 2023, the Company had $600 in unrecognized stock-based compensation related to 1,166,333 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All option units are expected to vest.

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

In the three months ended September 30, 2023 and 2022, stock-based compensation expense of $200 and $300, respectively was recognized for the January 2021, January 2022 and January 2023 RSGA. In the nine months ended September 30, 2023 and 2022, stock-based compensation expense of $700 and $1,200, respectively was recognized for the January 2021, January 2022 and January 2023 RSGA.

Stock-based compensation, excluding the January 2021, January 2022 and January 2023 RSGA, related to employee and director options totaled $150 and $0 for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation, excluding the January 2021, January 2022 and January 2023 RSGA, related to employee and director options totaled $150 and $100 for the nine months ended September 30, 2023 and 2022, respectively.

13. SUBSEQUENT EVENTS

Sale of Common Stock pursuant to S-3 Registration Statement

Subsequent to September 30, 2023, 1,381,844 shares of Common Stock were sold under the B. Riley Sales Agreement between October 1, 2023 and October 26, 2023, pursuant to a prospectus supplement that was filed with the SEC on February 10, 2021. Total gross proceeds for the shares were $260 or $0.19 per share. Net proceeds after issuance costs were $250 or $0.18 per share.

Execution of term sheet

On October 23, 2023, the Company executed a non-binding term sheet with an institutional investor to provide an $8 million term loan with a 48-month amortization period. The primary use of proceeds will be repayment of the existing Senior Secured Convertible Notes in full. The new loan facility will be secured by all assets of the Company and will not have any conversion provisions eliminating the potential for future dilution. The closing date is scheduled for December 5, 2023.

Event of Default

On November 13, 2023, the Company received notification from the Purchasers of the Senior Secured Convertible Note of an Event of Default as the Company failed to make the $1,442 accelerated principal payment under the terms of the Letter Agreement dated August 30, 2023. Given the Event of Default, the Purchasers are demanding immediate repayment of the Notes in cash at the Mandatory Default Amount as defined in the Notes. The Company intends to satisfy the demand payment through the closing of the term loan pending completion of the due diligence process.

Delisting Notice Extension

On November 14, 2023, the Company received notice from the Nasdaq Stock Market that the cure period to regain compliance with the Bid Price Requirement has been extended for an additional 180 days until May 13, 2024.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 and 2022 and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the year ended December 31, 2022.

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

The total contract transaction price and cost estimation processes used for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of our project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and our profit recognition. Changes in these factors could result in revisions to revenue in the period in which the revisions are determined, which could materially affect our consolidated results of operations for that period. Provisions for losses on uncompleted contracts are recorded in the period in which such losses are determined. For the three months and nine months ended September 30, 2023 and 2022, project profit was affected by less than 5% as a result of changes in contract estimates included in projects that were in process as of September 30, 2023 and 2022.

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

Warrant Liability

As of September 30, 2023, we have no public warrants outstanding as all public warrants have been exercised or redeemed.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022.

REVENUE AND COST OF EARNED REVENUE

For the three months ended September 30, 2023, our revenue increased 46.6% to $27.9 million compared to $19.0 million for the three months ended September 30, 2022. Revenue for the residential segment decreased 18.6% from $10.2 million to $8.3 million. Revenue for the commercial and industrial segment increased 168.6% from $7.0 million to $18.8 million. Revenue for the utility segment decreased 50.0% from $1.8 million to $0.9 million. Our diversified revenue stream allows for our continued growth despite the slowdown in the residential markets. The main driver in the decline of the residential market demand has been the increase in the interest rate environment. As interest rates stabilize, we anticipate the slowdown to be temporary as we continue to see increases in energy costs in our core markets.

Cost of earned revenue for the three months ended September 30, 2023, was 45.8% higher at $22.5 million compared to $15.4 million for the three months ended September 30, 2022. As revenue increased at approximately the same rate than cost of earned revenue, margins remained relatively flat at 19.5% and 19.0% for the three months ended September 30, 2023 and 2022, respectively.

Income before operating expenses was $5.4 million for the three months ended September 30, 2023. This compares to $3.6 million of income before operating expenses for the three months ended September 30, 2022. The gross margin was 19.5% in the three months ended September 30, 2023 compared to 19.0% in the three months ended September 30, 2022. Our margins remained consistent with the prior year which reflects the efficiencies incorporated throughout the year as our revenue mix changed significantly. For the three months ended September 30, 2023, our revenue mix was 30% residential and 70% commercial, industrial, and utility. For the three months ended September 30, 2022, our revenue mix was 54% residential and 46% commercial, industrial, and utility. As our residential segment contributes the higher margin, the consistency in the blended margin highlights the operational improvements implemented throughout the year. With the consolidation of our small and large commercial installation teams at the beginning of the year, our labor utilization has significantly improved which has mitigated any margin exposure to the fluctuation in our revenue mix.

For the remainder of 2023, we anticipate an increase in revenue over 2022 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $15.0 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140.3 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $6.5 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

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

In addition, we are engaging existing customers and new partners outside of Vermont as we align our growth plans for continued expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Maine, New Hampshire and Maryland while our pipeline includes projects across the United States.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $5.7 million for the three months ended September 30, 2023, compared to $6.0 million for the three months ended September 30, 2022. As a percentage of revenue, G&A expenses decreased to 20.6% in the three months ended September 30, 2023 compared to 31.3% in the three months ended September 30, 2022. In total dollars, G&A decreased from the prior year as the current overhead structure can support the anticipated revenue growth projection over the next 12 months. As we continue to implement a shared services model, we would anticipate additional reductions to overall expenses without impacting revenue growth.

DEPRECIATION AND AMORTIZATION

For the three months ended September 30, 2023 and 2022, the non-cash expenses related to depreciation and amortization totaled $0.8 million and $1.8 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses were $0.2 million for the three months ended September 30, 2023 compared to $0.2 million for the three months ended September 30, 2022.

STOCK-BASED COMPENSATION EXPENSES

During the three months ended September 30, 2023, we incurred $0.5 million in total non-cash stock-based compensation expense compared to $0.6 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the three months ended September 30, 2023, was $0.3 million compared to $0.1 million for the same period of the prior year. The change in the fair value of the warrant liability was a loss of $0.2 million and $0 for the three months ended September 30, 2023 and 2022, respectively.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the three months ended September 30, 2023, was 0.0% and September 30, 2022 was 0.0%. The proforma effective tax rate for the three months September 30, 2023 was 21.0% and September 30, 2022 was 21.0%.

NET LOSS

The net loss for the three months ended September 30, 2023 was $2.2 million compared to a net loss of $4.9 million for the three months September 30, 2022.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022.

REVENUE AND COST OF EARNED REVENUE

For the nine months ended September 30, 2023, our revenue increased 38.9% to $70.3 million compared to $50.6 million for the nine months ended September 30, 2022. Revenue for the residential segment remained flat at $24.4 million compared to $24.3 million. Revenue for the commercial and industrial segment increased 98.2% from $22.5 million to $44.6 million. Revenue for the utility segment decreased 68.4% from $3.8 million to $1.2 million. Our diversified revenue stream allows for our continued growth despite the slowdown in the residential markets. The main driver in the decline of the residential market demand has been the increase in the interest rate environment. As interest rates stabilize, we anticipate the slowdown to be temporary as we continue to see increases in energy costs in our core markets.

Cost of earned revenue for the nine months ended September 30, 2023, was 38.2% higher at $55.4 million compared to $40.1 million for the nine months ended September 30, 2022. As revenue increased at approximately the same rate than cost of earned revenue, margins remained relatively flat at 21.2% and 20.8% for the nine months ended September 30, 2023 and 2022, respectively.

Income before operating expenses was $14.9 million for the nine months ended September 30, 2023. This compares to $10.5 million of income before operating expenses for the nine months ended September 30, 2022. The gross margin was 21.2% in the nine months ended September 30, 2023 compared to 20.8% in the nine months ended September 30, 2022. Our margins remained consistent with the prior year which reflects the efficiencies incorporated throughout the year as our revenue mix changed significantly. For the nine months ended September 30, 2023, our revenue mix was 35% residential and 65% commercial, industrial, and utility. For the nine months ended September 30, 2022, our revenue mix was 48% residential and 52% commercial, industrial, and utility. As our residential segment contributes the higher margin, the consistency in the blended margin highlights the operational improvements implemented throughout the year.

For the remainder of 2023, we anticipate an increase in revenue over 2022 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $15.0 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140.3 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $6.5 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow. With the consolidation of our small and large commercial installation teams at the beginning of the year, our labor utilization has significantly improved which has mitigated any margin exposure to the fluctuation in our revenue mix.

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

In addition, we are engaging existing customers and new partners outside of Vermont as we align our growth plans for continued expansion across the Northeast and additional strategic geographical areas. Our current project backlog includes projects in Vermont, Maine, New Hampshire, and Maryland while our pipeline includes projects across the United States.

GENERAL AND ADMINISTRATIVE EXPENSES

Total G&A expenses were $16.9 million for the nine months ended September 30, 2023, compared to $17.5 million for the nine months ended September 30, 2022. As a percentage of revenue, G&A expenses decreased to 24.1% in the nine months ended September 30, 2023 compared to 3465% in the nine months ended September 30, 2022. In total dollars, G&A decreased as we take advantage of the synergies provided by our acquisitions. As we continue to implement a shared services model, we would anticipate additional reductions to overall expenses without impacting revenue growth.

DEPRECIATION AND AMORTIZATION

For the nine months ended September 30, 2023 and 2022, the non-cash expenses related to depreciation and amortization totaled $2.3 million and $5.3 million, respectively.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses were $0.6 million for the nine months ended September 30, 2023 compared to $1.5 million for the nine months ended September 30, 2022. The decrease is related to the reduction of our warehousing expenses as we continue to drive synergies between operating segments.

STOCK-BASED COMPENSATION EXPENSES

During the nine months ended September 30, 2023, we incurred $1.2 million in total non-cash stock-based compensation expense compared to $2.4 million for the same period in the prior year related to the issuance of new restricted stock awards and stock options as well as the continued amortization of restricted stock awards and stock options issued in prior years.

OTHER INCOME (EXPENSES)

Interest expense for the nine months ended September 30, 2023, was $1.1 million compared to $0.8 million for the same period of the prior year. Loss on conversion for the nine months ended September 30, 2023, was $0.3 million compared to $0.0 million for the same period of the prior year. We had a PPP forgiveness of $2.6 million in the prior year. The change in the fair value of the warrant liability was a loss of $0.2 million for the nine months ended September 30, 2023 compared to a gain of $0.1 for the nine months ended September 30, 2022.

INCOME (BENEFIT) TAX EXPENSE

The US GAAP effective tax rate for the nine months ended September 30, 2023, was 0.0% and September 30, 2022 was 0.0%. The proforma effective tax rate for the nine months September 30, 2023 was 21.0% and September 30, 2022 was 21.0%.

NET LOSS

The net loss for the nine months ended September 30, 2023 was $7.8 million compared to a net loss of $13.5 million for the nine months September 30, 2022.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,248)	$(4,934)	$(7,756)	$(13,520)
Depreciation and amortization	782	1,770	2,294	5,300
Interest expense	292	84	1,089	800
Stock based compensation	494	567	1,240	2,402
Loss on conversion of debt - - 303 -
Change in fair value of warrant liability	178	(7)	168	(98)
Income tax (benefit)	-	-	12	(765)
EBITDA	(495)	(2,520)	(2,650)	(5,881)
Other costs(1)	-	10	350	10
Adjusted EBITDA	$(495)	$(2,510)	$(2,300)	$(5,871)

Weighted Average shares outstanding	30,898,334	13,546,624	22,222,377	13,769,564

Adjusted EBITDA per share	(0.02)	(0.18)	(0.10)	(0.43)

(1)	Other costs consist of one-time legal expenses related to the settlement of a lawsuit.

LIQUIDITY AND CAPITAL RESOURCES

We had $5.5 million in unrestricted cash at September 30, 2023, as compared to $5.5 million at December 31, 2022.

As of September 30, 2023, our working capital deficit was $7.6 million compared to a working capital deficit of $5.0 million at December 31, 2022. To date, the Company has relied predominantly on cash flow from financing activities to fund its operations, borrowings from its credit facilities, and sales of Common Stock. The availability of financing and the cash flow from operations alleviates the potential for substantial doubt. On October 23, 2023, the Company executed a term sheet to refinance the existing convertible note. The terms of the new debt agreement are an $8 million long-term note that amortizes over 48 months. The amortization schedule reduces the monthly payment from $0.48 million under the existing note to $0.17 million under the new facility which will improve our working capital by $5.6 million at closing. The new facility does not have a conversion feature which will alleviate any potential downward pressure on our valuation from the previous convertible note provisions.

As of September 30, 2023, the Company has approximately $10.9 million in gross proceeds potentially available from sales of Common Stock pursuant to the S-3 Registration Statement which could be utilized to support any short-term deficiencies in operating cash flow.

We believe that the aggregate of our existing cash and cash equivalents and sales of Common Stock pursuant to our shelf registration, will be sufficient to meet our operating cash requirements for at least one year from the date these financial statements are issued. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $15.0 million expected to be completed within three to five months, our commercial and industrial division has a contracted backlog of approximately $140.3 million expected to be completed within ten to eighteen months and our utility division has a contracted backlog of approximately $6.5 million and 1.6 GW of projects currently under development that will transition to the respective divisions backlog when approaching notice to proceed. The customer demand across our segments will provide short-term operational cash flow.

Cash flow used in operating activities was $3.8 million for the nine months ended September 30, 2023, compared to $7.6 million of cash used in operating activities in the nine months ended September 30, 2022. The decrease in cash used in operating activities was primarily the result of the increase in accounts payable of $7.8 million and the increase in accounts receivable of $4.4 million and $4.2 million in contract assets.

Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2023, compared to $0.9 million of cash provided by investing activities in the nine months ended September 30, 2022. The change for the nine months ended September 30, 2023 was attributable to the purchase of equipment for approximately $0.6 million, and the change for the nine months ended September 30, 2022 was attributable to the sale of solar assets for approximately $1.2 million.

Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2023 compared to $8.2 million of cash provided by financing activities for the nine months ended September, 2022. The cash flow provided by financing activities consisted of $6.4 million from the sale of Common Stock and $1.5 million in repayment of long term debt.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls. This control deficiency constitutes a material weakness in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework” As of September 30, 2023, we continued to build out and document the control environment. The Enterprise Resource Planning (“ERP”) system implemented in the prior year allows for a more robust environment that mitigates the potential for misstatements in our financial reporting.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, we continued to build out our control environment and explored various field project management tools that would integrate to our existing ERP system. This will enhance our internal controls and include the development of an authorization matrix across the operating segments. The control environment is focused on establishing the appropriate controls and approval process around financial reporting to mitigate the risk of potential misstatements in our financial statements which was previously identified as a material weakness. We began implementing stronger processes and controls related to estimating, procurement and project management.

PART II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation of iSun, Inc.	By Reference	8-K	February 2, 2022

3.2	Bylaws	By Reference	S-1	November 23, 2015

4.1	Warrant to Purchase Common Stock, dated August 30, 2023, by and between iSun, Inc. and Anson Investments Master Fund LP.	By Reference	8-K	September 1, 2023

4.2	Warrant to Purchase Common Stock, dated August 30, 2023, by and between iSun, Inc. and Anson East Master Fund LP.	By Reference	8-K	September 1, 2023

10.1	Letter Agreement, dated August 30, 2023, by and between iSun, Inc., Anson Investments Master Fund LP, and Anson East Master Fund LP.	By Reference	8-K	September 1, 2023

10.2	Letter Agreement, dated August 30, 2023, by and between iSun, Inc., Anson Investments Master Fund LP, and Anson East Master Fund LP.	By Reference	8-K	September 1, 2023

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	10-Q

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 14, 2023

