Form 10-K
period 2023-12-31
ISUN, INC.
filed 2024-04-16
CIK 1634447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

YES  ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2023 was $7.6 million.

The number of shares of the Registrant’s Common Stock outstanding as of April 12, 2024 was 47,384,672.

SUMMARY RISK FACTORS

Investing in our shares of Common Stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

●	If there is a subsequent wave of the coronavirus pandemic (COVID-19) it will likely impact general market and economic conditions and is likely to have a material adverse effect on our business and results of operations.

●	The Russia-Ukraine conflict and the impact of related sanctions may impact our business.

●	The Mideast conflict and related shipping disruptions may impact our business.

●	We operated at a loss in 2023 and 2022, and cannot predict when or if we will achieve profitability.

●	Our management discovered a material weakness in our disclosure controls and procedures and internal control over financial reporting as required to be implemented by Section 404 of the Sarbanes-Oxley Act of 2002.

●	We might not be able to continue as a going concern, which would likely cause our stockholders to lose most or all of their investment.

●	A material reduction in the retail price of traditional utility generated electricity or electricity from other sources could harm our business, financial condition, results of operations and prospects.

●	Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.

●	Our growth strategy depends on the widespread adoption of solar power technology.

●	Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

●	Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

●	Our ability to provide solar energy systems to residential customers on an economically viable basis depends on our ability to help customers arrange financing for such systems.

●	We may not realize the anticipated benefits of completed and potential future acquisitions, and integration of these acquisitions may disrupt our business and operations.

●	We will require additional financing to sustain our operations, without which we may not be able to maintain our business and operations, and the terms of subsequent financings may adversely impact our stockholders.

●	The share price of our Common Stock is subject to fluctuation, has been and may continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors who have purchased shares of our Common Stock.

●	If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected. A cyberattack could lead to a material disruption of our information technology systems or the IT systems of our third-party providers and the loss of business information, which may hinder our ability to conduct our business effectively and may result in lost revenues and additional costs.

PART I

Item 1.	Business.

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

These risks and uncertainties include but are not limited to:

●	the potential impact of a subsequent wave of the COVID-19 pandemic on our business;

●	Geopolitical risks related to the conflicts in Ukraine and the Middle East.

●	our limited operating history;

●	our ability to raise additional capital to maintain our business and operations and meet our objectives;

●	our ability to compete in the solar power industry;

●	our ability to sell solar power systems;

●	our ability to arrange financing for our residential customers;

●	government incentive programs related to solar energy;

●	our ability to increase the size of our company and manage growth;

●	our ability to acquire and integrate other businesses;

●	disruptions to our supply chain from protective tariffs on imported components, supply shortages and/or fluctuations in pricing;

●	our ability or inability to attract and/or retain competent employees;

●	relationships with employees, consultants, customers, and suppliers; and

●	the concentration of our business in one industry in limited geographic areas;

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

Prior to becoming a public company, we were a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. Our core values were and still are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, our Chief Executive Officer and Interim Chief Financial Officer, applied such core values to expand into the solar industry. We are guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources to facilitate the adoption of solar energy is the only sustainable strategy to achieve these objectives. We have positioned the company to serve all segments of the rapidly evolving solar energy markets. We are able to originate valuable solar assets through our development and design services team. We are able to leverage our digital sales and marketing capabilities to generate high quality leads for our Residential, Commercial and Industrial and Utility divisions. Our experience provides for the high-quality craftsmanship required for installing long-term assets for all customers. Our team approach allows us to collaborate across divisions in order to efficiently utilize our internal labor resources. The diversity of our service offerings allows us to serve our customer needs in the evolving solar energy environment.

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

The diverse nature of our service offerings allows us to manage our operations based on the maximization of value for our customers in the evolving energy market. Our core revenue stream is generated from our engineering, procurement and installation services and products consisting of solar, electrical and data installations but has expanded to include project origination, design and development services as well. Approximately 85% of our revenue is derived from our solar Engineering, Procurement and Construction business, approximately 10% of revenue is derived from our electrical and data business and approximately 5% of revenue is derived from our project origination, development and design services. Recently our growth has been derived by increasing our solar customer base, realizing the full benefit of our mergers and acquisitions and expansion into new territories. We currently operate in Vermont, Maine, New Hampshire, New York, Massachusetts, Maryland, Alabama, Georgia and North and South Carolina. Our union crews are expert constructors, and union access to an additional workforce makes us ready for rapid expansion to other states while maintaining control of operating costs. The skillset provided by our workforce is transferable among our service offerings depending on current demand.

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

Strategy

iSun is uniquely positioned in the marketplace to address the generational opportunity presented by automotive electrification and decarbonization. iSun’s Solar Platform serves the evolving energy needs and increased energy demands presented by automotive electrification and decarbonization within each segment of the solar marketplace. Our:

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

Residential: SunCommon values high-touch customer service capabilities that foster long-term customer relationships. Our focus ideally suits the contemporary market environment, where recent technologies like EV charging, energy storage and grid management are arriving early and often. The rapid pace of these deployments mean consumers will be looking to enhance their systems more regularly, increasing long-term customer value. We can cultivate and maintain these relationships at an exceptionally low cost. SunCommon reported new customer acquisition costs of $0.13/sales for the 12 months ended December 31, 2023.

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

Utility: With the acquisition of Oakwood Construction Services intellectual property, we were able to expand our utility-scale capabilities to include EPC as well as our development and professional services. Unlike EPC services, development and professional services occur prior to the commencement of construction and are not contingent upon a project proceeding to construction status. Development and professional services not only enhance cash-flows and margins on a month-to-month basis, but also afford us the rights to construction services for each project that proceeds to construction, effectively transforming the lead generation funnel for iSun. Immediate success of this strategy is demonstrated by contracts for development and professional services work on 1.3G of solar projects across 4 project sites across the US.

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

Employees

As of April 16, 2024, we employed approximately 275 full-time employees. We may also utilize outside subcontractors to assist with installing solar systems for our commercial and residential customers. Our direct installation labor is a combination of employees and contract labor.

We have direct access to unionized labor, which provides a unique advantage for growth, because workforce resources can be scaled efficiently utilizing local labor unions in other states to meet specific project needs in other states without increasing fixed labor costs for us.

Financing

To promote residential sales, we assist customers in obtaining financing options. Our objective is to arrange the most flexible terms that meet the needs and wants of the customer. Although we do not yet directly provide financing, we have relationships to arrange financing with numerous private and public sources, including Mosaic, and the Vermont State Employees Credit Union, which offers VGreen financing to maximize solar investment savings.

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

Customers

Historically, the majority of our revenue came from commercial and industrial solar installations ranging in size from 100 kilowatts to 10 megawatts. In 2023, we continued to expand our capabilities to serve customers across the residential, commercial, industrial and utility markets. We expanded our services based on customer demand to include development and professional services, engineering, procurement, installation, storage, monitoring and electric vehicle infrastructure support.

In 2023, approximately 35% of revenues were generated by residential installations, approximately 50% of revenues were generated by commercial and industrial installations, 11% of revenues were generated from electrical and data contracts, and 4% of revenues were generated by project origination services. In 2022, approximately 52% of our revenues were generated by residential installations, approximately 33% of revenues were generated by commercial and industrial installations, 10% of revenue were generated from our electrical and data contracts, and 5% of revenues were generated by project origination services.

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

Environmental, Social and Corporate Governance

Governance and Strategic Overview

In 2023, iSun built upon its historic foundation of environmentally and socially responsible business by formalizing an enterprise-level ESG strategy. This strategy is overseen by an ESG Executive Committee and guided by the Corporate Governance Committee on the Board of Directors. Our governance efforts have included developing and publishing a core set of policies that speak to our position on and approach to a range of environmental, social, and governance issues. Through a stakeholder engagement process and iSun employee interviews, we have identified a set of material issues that are critical to both our business and to our key stakeholders. As such, we have developed policies and are implementing initiatives related to climate change and environmental stewardship, diversity, equity and inclusion (DEI), labor management and human rights, and stakeholder engagement. We are also formalizing and implementing a Business Code of Conduct as well as a Supplier Code of Conduct.

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

Our objectives for climate change include measuring and reducing our emissions, waste, and water, enhancing our operational climate risk resilience, and developing service offerings that support the climate risk resilience of our customers. We will be setting long-term climate change goals, KPI’s, and timelines for achievement, as well as reporting our progress in a 2024 Task Force for Climate-Related Financial Disclosures (TCFD) report.

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

As of the date of this Annual Report on Form 10-K, the coronavirus pandemic (COVID-19) had resulted in widespread disruption to capital markets and general economic and business climate. The extent to which COVID-19 affects our future results, or those of our suppliers, will depend on future developments, which are highly uncertain and cannot be predicted. At this time, no material impact to our business and operations is anticipated.

The Russian-Ukraine conflict and the impact of related sanctions may impact our business.

As of the date of this Annual Report on Form 10-K, the Russia-Ukraine conflict and related sanctions have not had any impact on our business. However, we may be impacted by the disruptions of the global supply chain.

The Mideast conflict and related shipping disruptions may impact our business.

As of the date of this Annual Report on Form 10-K, the Mideast conflict and related shipping disruptions have not had any impact on our business. However, we may be impacted by the disruptions of the global supply chain.

Risks Related to Our Financial Position and Capital Requirements

We might not be able to continue as a going concern, which would likely cause our stockholders to lose most or all of their investment

Our audited financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, therefore our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2023, indicating that, without additional sources of funding, our cash at December 31, 2023 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 3 – Liquidity and Going Concern of our financial statements included within this Annual Report on Form 10-K, however, management cannot assure you that its plans will be successful. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We operated at a loss in 2023 and 2022 and cannot predict when we will achieve profitability.

Our management believes that achieving profitability will depend in large part on our ability to increase market share in our existing market segments and expand our geographic foot print and to consummate synergistic acquisitions. No assurance can be given that we will achieve profitably or that we will have adequate working capital to meet our obligations as they become due. We have generated losses since we began operations, including net losses of approximately $19.4 million and $53.8 million for the years ended December 31, 2023 and 2022. The Company has also taken steps to reduce overhead through the consolidation of certain shared services, Finance, IT, HR and administrative functions. Our residential division has customer orders of approximately $13.4 million expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $26.8 million expected to be completed within six to eight months and our industrial division has a contracted backlog of approximately $120.0 million expected to be completed within twelve to eighteen months. The Company is projecting revenue to stabilize at approximately $100M which will provide sufficient cash flow from operations.

We may require substantial additional funding which may not be available to it on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to maintain our business and operations.

The Company was not profitable in 2023 and 2022. The Company intends to decrease our spending for our operating expenses.

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

Our management discovered material weaknesses in our disclosure controls and procedures and internal control over financial reporting as required to be implemented by Section 404 of the Sarbanes-Oxley Act of 2002.

We are currently subject to Section 404 of the Sarbanes-Oxley Act of 2002 and are required to provide management’s attestation on internal controls. Our management has identified control deficiencies and the need for a stronger internal control environment relating to the financial statement close process. The ineffectiveness of the design, implementation and operation of the controls surrounding these matters creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2023. Although our management has taken significant steps to remediate this weakness, our management can give no assurance that all the measures it has taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures and internal control over financial reporting or that any other material weaknesses or restatements of financial results will not arise in the future. We plan to take additional steps to remedy this material weakness. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in the future, we will not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Common Stock.

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

As of December 31, 2023, a vast majority of our total solar installations were in the Northeast. Our management expects our near-term future growth to occur throughout the Eastern United States, and to further expand our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On May 16, 2023, the Company received a delisting notice from The Nasdaq Stock Market that it is no longer in compliance with Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1 per share over a period of 30 consecutive business days. Pursuant to Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days following the receipt of the Delisting Notice to regain compliance with the Bid Price Requirement, with the possibility of extension at the discretion of Nasdaq. Pursuant to the request of the Company, Nasdaq extended the cure period to May 13, 2024. The Company can regain compliance with the Bid Price Requirement if at any time during the cure period, the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days. The Delisting Notice does not affect the Company’s business operations or its Securities and Exchange Commission reporting requirements.

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

Risks Related to Offerings and Ownership of Our Common Stock

The issuance of our Common Stock pursuant to Form S-3 Registration Statements filed in the future may cause dilution and could cause the price of our Common Stock to fall.

A substantial majority of the outstanding shares of our Common Stock and exercisable options are freely tradable without restriction or further registration under the Securities Act of 1933, as amended.

The Company filed an S-3 Registration Statement on December 8, 2023. This Registration Statement has not been declared effective by the SEC. However, if deemed effective by the SEC, the Registration Statement contains a Base Prospectus, which covers the offering, issuance and sale by iSun of up to $50,000,000 in the aggregate of our shares of Common Stock from time to time in one or more offerings.

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

As of April 16, 2024 our directors, executive officers and holders of more than 5% of our equity securities, together with their affiliates, beneficially own approximately 11.6% of our outstanding shares of Common Stock. As a result, these stockholders have significant influence to determine the outcome of matters submitted to our stockholders for approval, including the ability to control the election of our directors, amend or prevent amendment of our Third Amended and Restated Certificate of Incorporation or Bylaws or effect or prevent a change in corporate control, merger, consolidation, takeover or other business combination. In addition, any sale of a significant amount of our Common Stock held by our directors, executive officers and principal stockholders, or the possibility of such sales, could adversely affect the market price of our Common Stock. Our management’s stock ownership may also discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our Common Stock price or prevent our stockholders from realizing any gains from our Common Stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity & Governance

Cybersecurity Risk Management

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process a bare minimum of data. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of data segregation, penetration testing, and training. The cyber risk management program falls under the responsibility of a third party IT consultant, who has cross-functional expertise in IT management, cybersecurity, and engineering with more than 30 years of experience (the “IT Consultant”), who reports directly to our Chief Financial Officer. Under the guidance of the IT Consultant, we have minimized our data footprint to keep our cyber risk low.

We have implemented a cybersecurity risk management program that is designed to limit and mitigate risks from cybersecurity threats. Our cybersecurity risk management program incorporates several components, including employee training, periodic penetration tests, and multifactor authentications.

Governance

Under the ultimate direction of our CFO, with oversight from the Board, we maintain a security governance structure to evaluate and address cyber risk.

Our Board is responsible for the oversight of cybersecurity risk management. The Board delegates oversight of the cybersecurity risk management program to the Audit Committee. On a quarterly and as-needed basis, the CFO reports to the Audit Committee on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards. The CFO also provides updates to the Audit Committee of any cybersecurity incidents (suspected or actual) and provides updates on the incidents as well as cybersecurity risk mitigation activities as appropriate.

Item 2.	Properties.

We leased and occupy 6,250 square feet of office space and 6,750 square feet of warehouse space at 400 Avenue D, Suite 10, Williston, VT 05495. Solar Communities, Inc. our indirect wholly-owned subsidiary leases and occupies 8,640 square feet of office space and 5,360 square feet of warehouse space in Waterbury, Vermont and 15,000 square feet of warehouse space, 10,000 square feet of shop space and 5,000 square feet of office space in Rhinebeck, New York. The Company also leases approximately 3,000 square feet of office and warehouse space in Salem NH. We believe that these spaces are sufficient to meet our current needs across all business segments.

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

On February 13, 2024, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont, entitled Duane Peterson, James Moore and Jeffrey Irish, solely in their capacity as Shareholder Representative Group v. iSun Inc., alleging breach of contract/collection. iSun Inc.’s responsive pleading was made on March 15, 2024. iSun, Inc. plans to vigorously contest this litigation. At this stage it is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

On January 2, 2024, the Company became aware of pending litigation in the U.S. District Court for the District of North Carolina, entitled Alpha Engineering Services, P.A. d/b/a Alpha Environmental v. iSun Corporate, LLC, alleging breach of contract and a second alternative claim for relief in Quantum Meruit. The Company filed a responsive pleading by March 20, 2024. The Company’s responses to the first set of interrogatories and request for production of documents is currently due April 15th. iSun Corporate, LLC. plans to vigorously contest this litigation. At this stage it is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on Nasdaq under the symbol “ISUN.” The last reported sale price of our Common Stock on April 12, 2024 on Nasdaq was $0.22 per share

Holders of Common Stock.

On April 8, 2024, we had 461 registered holders of record of our Common Stock.

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

Prior to becoming a public company, we were a second-generation family business founded under the name Peck Electric Co. in 1972 as a traditional electrical contractor. Our core values were and still are to align people, purpose, and profitability, and since taking leadership in 1994, Jeffrey Peck, our Chief Executive Officer and Interim Chief Financial Officer, has applied such core values to expand into the solar industry. Today, we are guided by the mission to facilitate the reduction of carbon emissions through the expansion of clean, renewable energy and we believe that leveraging such core values to deploy resources toward profitable business is the only sustainable strategy to achieve these objectives. We have positioned the company to serve all segments of the rapidly evolving energy markets. We are able to originate valuable solar assets through our development and design services team. We are able to leverage our digital sales and marketing capabilities to generate high quality leads for our Residential, Commercial and Industrial divisions. Our experience provides for the high-quality craftsmanship required for installing long-term assets for all customers. Our team approach allows us to collaborate across divisions in order to efficiently utilize our internal labor resources. The diversity of our service offerings allows us to serve our customer needs in the evolving energy environment.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates used to review the Company’s impairment analysis of its intangible assets, impairment on investment, the valuation of the Company’s Series A Preferred Stock using the Monte Carlo simulation and revenue recognition utilizing a cost-to-cost method.

In order to get a full understanding of our financial statements, one must have a clear understanding of the critical accounting estimates employed by the Company. A summary of our critical accounting estimates are as follows:

Revenue Recognition

In general, we provide the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer.

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

Valuation of the Company’s Series A Preferred Stock

On December 12, 2023, we issued an aggregate amount of 300,000 of our Series A Convertible Preferred Stock that resulted in a $3,882 addition to derivative liabilities due to the Company not having enough authorized shares in the event of a full redemption. The Company utilized a Monte Carlo simulation to determine the fair value at the time of issuance. We used two scenarios to calculate the fair value of the Series A Convertible Preferred Stock which included: a) The Preferred Shares are held until Redemption and b) The Preferred Shares are Converted to Common Shares. We determined that 6,694 simulations out of 20,000 simulations had a Common stock price that was equal to or greater than $0.857. Therefore, there is a 33.47% probability that shareholders will convert to Common shares. Conversely, there is a 66.53% probability that shareholders will hold the Preferred shares until the redemption date. We then applied the present value of holding the Preferred shares until the redemption date and converting the Preferred shares to Common shares to their respective probabilities. This results in a total present value of $3,882 and a per share value of $12.94.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

REVENUE AND COST OF EARNED REVENUE

For the year ended December 31, 2023, our revenue increased 25.2% to a record of high of $95.7 million compared to $76.5 million for the year ended December 31, 2022. Cost of earned revenue for the year ended December 31, 2023, was 28.7% higher at $77.8 million compared to $60.5 million for the year ended December 31, 2022. Our revenue increased as a result of the deployment of our robust suite of services over a full year. In addition to our historical commercial and industrial customer base, we added the capabilities to serve residential, small commercial and utility customers as well as support the demand for electric vehicle infrastructure across all our customer demographics. For the year ended December 31, 2023, our residential division represented 35% of our revenue mix compared to 52% for the year ended December 31, 2022. For the year ended December 31, 2023, our commercial and industrial division represented 65% of our revenue mix compared to 43% for the year ended December 31, 2022 For the year ended December 31, 2023, our utility, design and development division represented 1% of our revenue mix compared to 5% for the year ended December 31, 2022.

Income before operating expenses was $17.9 million for the year ended December 31, 2023. This compares to 16.0 million of income before operating expenses for the year ended December 31, 2022. The gross margin was 18.7% in the year ended December 31, 2023 compared to 20.9% in the year ended December 31, 2022. Approximately 84% and 90% of revenues for the years ended December 31, 2023 and 2022 were from solar installations. The residential revenue, on an annualized basis, grew at a higher rate than the commercial and industrial revenue. The margin decrease was driven by a decrease in the residential installation revenue mix which operates at a higher margin than our commercial and industrial division. Since the residential backlog is completed on a more frequent basis than the other divisions, it is anticipated that the higher margin will be maintained on a go-forward basis.

For 2024, we anticipate an approximately 5% increase in revenue over 2023 due to several factors. The demand for solar and electric vehicle infrastructure continues to increase across all customer groups. Our residential division has customer orders of approximately $13.4 million expected to be completed within four to six months, our commercial division has a contracted backlog of approximately $26.8 million expected to be completed within six to eight months and our industrial division has a contracted backlog of approximately $120.0 million expected to be completed within twelve to eighteen months. Historically, we have engaged with existing customers throughout the Northeast. The capabilities of our development and professional services team have allowed us to engage in project development in new geographic regions which will further our expansion opportunities.

SELLING AND MARKETING EXPENSES

We rely on referrals from customers and on our industry reputation, and therefore have not historically incurred significant selling and marketing expenses. Total selling and marketing expenses, included in general and administrative expenses, decreased to $1.1 million for the year ended December 31, 2023 compared to $1.2 million for the year ended December 31, 2022. Selling and marketing expenses were incurred by SunCommon. SunCommon is a wholly-owned subsidiary and our residential division brand and will incur marketing expenses as a means to generate sales demand.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative (“G&A”) expenses were $21.6 million for the year ended December 31, 2023, compared to $22.4 million for the year ended December 31, 2022. As a percentage of revenue, G&A expenses decreased 6.7% to 22.6% for the year ended December 31, 2023 compared  to 29.3% in the year ended December 31, 2022. The decrease in G&A for the year ended December 31, 2023 was attributable to efficiencies resulting from the second full year of operations of our newly acquired subsidiaries. As we continue to generate efficiencies through shared services and a consolidation of overhead, we expect our G&A expenses to remain consistent through our next revenue scale but decrease as a percentage of revenue.

WAREHOUSE AND OTHER OPERATING EXPENSES

Warehousing and other operating expenses decreased to $0.8 million for the year ended December 31, 2023, compared to $1.8 million for the year ended December 31, 2022. The decrease was due to efficiencies generated by two full years of operations of the entities acquired in 2021.

IMPAIRMENT OF GOODWILL

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

We utilized a weighted combination of the income-based approach and market-based approach to determine the fair value. Key assumptions used in the income-based approach included forecasts of revenue, operating income, cash flows, terminal growth rates and discount rates associated for the risks associated with the operations at the time of the assessment. Key assumptions used in the market-based approach included the selection of recent acquisitions by appropriate peer companies and associated valuation multiples. Our assessment, which was largely based on backlog of $164.2 million of revenue, yielded a range of valuations that were approximately 15% to 20% above carrying value. Due to the depressed market capitalizations across our peer groups, we believe that the current market capitalization is not an appropriate indicator of our valuation. Our income-based valuation, as well as that of independent analysts, provided results in excess of our carrying value. As we continue our growth towards cash flow positive operations, we believe that our market capitalization will appreciate to reflect our appropriate valuation. Although we believe, but we cannot say with a high degree of certainty that the decline in our market capitalization is temporary, in reconciling our current market capitalization to our carrying value, an impairment in the amount of $37.2 million was recorded consistent with U.S. GAAP.

IMPAIRMENT OF INVESTMENTS

During the year ended December 31, 2023, management deemed the value of certain investments to be impaired and the Company recorded impairment expense of $4.0 million. Reasonable attempts by management to obtain updated financial information related to these investments, including financial statements, forecasts and dividend information were unsuccessful.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the year ended December 31, 2023 was $3.1 million compared to $7.1 million for the same period of the prior year, due to intangibles relating to backlog being completely amortized in 2022.

OTHER INCOME (EXPENSE)

Interest expense for the year ended December 31, 2023 was $1.7 million compared to $1.4 million for the same period of the prior year. For the year ended December 31, 2023, we recognized a loss on extinguishment of debt of $3.1 million, which was associated with the repayment of the Anson debt. We recognized a gain on the forgiveness of PPP loan of $2.6 million for the year December 31, 2022. We recognized a loss for the change in fair value of the warrant liability of $0.2 million for the year ended December 31, 2023 and a gain $0.1 million for the year ended December 31, 2022.

INCOME (BENEFIT) TAX EXPENSE

The U.S. GAAP effective tax rate for the years ended December 31, 2023 was 0.23% and December 31, 2022 was 4.36%. The proforma effective tax rate for the years ended December 31, 2023 was 21.0% and December 31, 2022 was 21.0%. At December 31, 2023 and 2022, the change in the effective tax rate (“ETR”) is driven by the non-taxable income generated from the forgiveness of a loan under the CARES Act Payroll Protection Program (“PPP”) of $0 million and $2.6 million, respectively.

NET LOSS

The net loss for the year ended December 31, 2023 was $19.4 million compared to a net loss of $53.8 million for the year ended December 31, 2022.

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

The reconciliations of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

	Year ended December 31,
	2023	2022
Net loss	$(19,417)	$(53,779)
Depreciation and amortization	3,069	7,071
Impairment of goodwill	-	37,150
Impairment of Investment	4,020	-
Interest expense	1,694	1,351
Stock based compensation	1,079	2,981
Change in fair value of warrant liability	238	(138)
Loss on extinguishment of debt	3,076	-
Financing costs	308	-
Other financing costs	863	-
Other expense	500	504
Income tax expense (benefit)	44	(752)
EBITDA	(4,526)	(5,612)
Other costs(1)	350	514
Adjusted EBITDA	$(4,176)	$(5,098)
Weighted Average shares outstanding	26,703,958	14,089,499
Adjusted EPS	$(0.16)	$(0.36)

(1)	For the years ended December 31, 2023 and 2022, other costs consisted of one-time expenses incurred related to the settlement of a lawsuit and fees related to a financing that did not go through

LIQUIDITY AND GOING CONCERN

We had $3.5 million in unrestricted cash at December 31, 2023, as compared to $5.5 million at December 31, 2022.

As of December 31, 2023, we had a working capital deficiency of $3.9 million. During the years ended December 31, 2023 and 2022, we incurred net losses of $19.4 million and $53.8 million, respectively, and used cash in operations of $8.9 million and $6.3 million, respectfully. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future.

We believe that these conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. This may hinder our future ability to obtain new financing or may force us to obtain financing on less favorable terms than would otherwise be available. Our plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable us to achieve profitable operations. If we are unable to obtain such additional financing on a timely basis it may have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations and liquidate.

Cash flows used in operating activities was $8.9 million and $6.3 million for the years ended December 31, 2023 and 2022, respectively. The net cash used in operating activities for the year ended December 31, 2023 was primarily due to cash used to fund a net loss of $19.4 million, adjusted for net non-cash expenses in the aggregate amount of $13.2 million, partially offset by $2.7 million of net cash provided by the changes in the levels of operating assets and liabilities.

Net cash used in investing activities was $0.8 million for the year ended December 31, 2023, compared to $1.2 million of net cash used in investing activities in the year ended December 31, 2022. The change was largely attributable to the purchase of equipment in 2023 for $0.6 million. In addition, there were proceeds from the sale of property and equipment of $1.3 million during the year ended December 31, 2022.

Net cash provided by financing activities was $7.8 million for the year ended December 31, 2023 compared to $8.4 million of cash provided by financing activities for the year ended December 31, 2022. Cash flow provided by financing activities for the year ended December 31, 2023 was primarily driven by proceeds from the sale of common stock of $7.7 million and proceeds from the issuance of notes payable of $7.9 million offset by the repayments of long-term debt of $7.9 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2023, our fixed interest rate debt of $13.6 million aggregate principal amount of which accrued interest at a weighted average interest rate of approximately 5.0%. None of this debt subjects us to interest rate risk, but we may be subject to changes in interest rates if and when we refinance this debt at maturity or otherwise.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity, or capital expenditures.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

iSun, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iSun, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
April 16, 2024

iSun, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands, except number of shares)

	2023	2022
Assets
Current Assets:
Cash	$3,463	$5,455
Accounts receivable, net of credit losses of $163 and $302 respectively	12,987	8,783
Contract assets,	12,560	7,324
Inventory	1,494	2,536
Other current assets	973	1,625
Total current assets	31,477	25,723
Other assets:
Property and equipment, net of accumulated depreciation	7,808	8,440
Operating lease right-of-use asset, net	6,318	6,960
Captive insurance investment	629	270
Intangible assets, net	12,439	14,038
Investments	8,000	12,020
Other assets	30	30
Total assets	$66,701	$67,481
Liabilities, Temporary Equity and Stockholders’ Equity
Current Liabilities:
Accounts payable	$20,532	$12,941
Accrued expenses	5,382	5,868
Operating lease liability	596	588
Contract liabilities	7,024	5,419
Current portion of deferred compensation	-	31
Current portion of long-term debt	1,820	5,374
Total current liabilities	35,354	30,221
Long-term liabilities:
Warrant liability	248	10
Operating lease liability, net of current portion	6,114	6,711
Other liabilities	21	3,026
Long-term debt, net of current portion	7,962	8,226
Derivative liability	3,882	-
Total liabilities	53,581	48,194
Commitments and Contingencies (Note 10)
Temporary Equity:
Series A Preferred stock – 0.0001 par value; $3,000,000 and $0 liquidation value; 300,000 and 0 shares authorized, issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Stockholders’ equity:
Common stock – 0.0001 par value 49,000,000 shares authorized, 47,317,508 and 15,083,109 issued and outstanding as of December 31, 2023 and 2022, respectively	5	2
Additional paid-in capital	87,317	74,070
Accumulated deficit	(74,202)	(54,785)
Total Stockholders’ equity	13,120	19,287
Total liabilities, temporary equity and stockholders’ equity	$66,701	$67,481

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

(In thousands, except number of shares)

	2023	2022

Earned revenue	$95,683	$76,453
Cost of earned revenue	77,767	60,481
Income before operating expenses	17,916	15,972

Warehouse and other operating expenses	824	1,765
General and administrative expenses	21,618	22,411
Stock based compensation - general and administrative	1,079	2,981
Impairment of goodwill	-	37,150
Impairment of investment	4,020	-
Depreciation and amortization	3,069	7,071
Total operating expenses	30,610	71,378
Operating loss	(12,694)	(55,406)

Other income (expense)

Gain on forgiveness of PPP loan	-	2,592
Change in fair value of warrant liability	(238)	138
Loss on extinguishment of debt	(3,076)	-
Other expense	(500)	(504)
Financing costs	(308)	-
Other financing costs	(863)	-
Interest expense	(1,694)	(1,351)

Loss before income taxes	(19,373)	(54,531)
Income tax expense (benefit)	44	(752)

Net loss	$(19,417)	$(53,779)

Weighted average shares of common stock outstanding
Basic and diluted	26,703,958	14,089,499
Basic and diluted	$(0.73)	$(3.82)

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 and 2022

(In thousands, except number of shares)

	Common Stock		Additional Paid-In	(Accumulated
	Shares	Amounts	Capital	Deficit)	Total
Balance as of January 1, 2022	11,825,878	$1	$60,863	$(1,006)	$59,858

Issuance under equity incentive plan	619,300	-	3,866	-	3,866

Redemption of Put Agreements	(575,966)	-	(5,079)	-	(5,079)

Sale of Common Stock pursuant to S-3 registration statement	3,213,897	1	14,420	-	14,421

Net loss	-	-	-	(53,779)	(53,779)

Balance as of December 31, 2022	15,083,109	$2	$74,070	$(54,785)	$19,287

Issuance under equity incentive plan	621,450	-	1,079	-	1,079

Issuance of shares for acquisition of iSun Energy, LLC	200,000	-	-	-	-

Issuance of shares for debt amortization	6,340,411	-	3,825	-	3,825
Proceeds from the sale of Common Stock, net	21,572,538	1	7,713	-	7,714

Issuance of Common Stock in connection with repayment of Anson Loan	3,500,000	2	630	-	632

Net loss	-	-	-	(19,417)	(19,417)

Balance as of, December 31, 2023	47,317,508	$5	$87,317	$(74,202)	$13,120

The accompanying notes are an integral part of these consolidated financial statements.

iSun, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

(In thousands, except number of shares)

	2023	2022
Cash flows from operating activities
Net loss	$(19,417)	$(53,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	-	37,150
Impairment of investment	4,020	-
Depreciation of property and equipment	1,471	2,252
Bad debt expense	67	145
Amortization of intangible assets	1,599	4,820
Amortization of right-of-use asset	642	660
Gain on forgiveness of PPP loan	-	(2,592)
Gain on sale of property and equipment	(36)	78
Change in fair value of warrant liability	238	(138)
Stock based compensation	1,079	3,866
Deferred finance charge amortization	1,049	413
Loss on extinguishment of debt	3,076	-
Deferred income taxes	-	(772)
Changes in operating assets and liabilities:
Accounts receivable	(4,271)	5,409
Other current assets	652	(554)
Contract assets	(5,236)	(3,320)
Inventory	1,042	(56)
Accounts payable	7,591	(247)
Accrued expenses	(486)	(1,760)
Contract liabilities	1,605	3,030
Other assets	-	18
Other liabilities	(3,005)	(349)
Deferred compensation	(31)	(28)
Operating lease liability	(589)	(564)
Net cash used in operating activities	(8,940)	(6,318)
Cash flows from investing activities:
Purchase of property and equipment	(616)	(512)
Proceeds from sale of property and equipment	169	1,267
Dividend receivable	-	400
Investment in captive insurance	(359)	-
Net cash (used in) provided by investing activities	(806)	1,155
Cash flows from financing activities:
Proceeds from line of credit	-	20,453
Payments to line of credit	-	(24,921)
Proceeds from long-term debt	7,935	(12,500)
Payments of deferred finance charges	-	(1,654)
Payments of long-term debt	(7,895)	(7,344)
Proceeds from sales of common stock, net	7,714	14,421
Redemption of Put agreements	-	(5,079)
	-	-
Net cash provided by financing activities	7,754	8,376
Net (decrease) increase in cash	(1,992)	3,213
Cash, beginning of year	5,455	2,242
Cash, end of year	$3,463	$5,455
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,512	$1,351
Income taxes	-	7
Supplemental schedule of non-cash investing and financing activities:
Accrued employee incentive compensation settled in stock	$-	$885
Operating right-of-use lease asset and operating lease liability upon adoption of ASU 2016-02, Leases (Topic 842)	$-	$268
Vehicles purchased and financed	$356	$465
Issuance of Series A Preferred Stock in connection with Anson loan repayment	$3,882	$-
Issuance of Common Stock in connection with Anson loan	$632	$-
Issuance of shares of Common Stock for repayment of debt	$3,825	$-

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

The Company would cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which it has more than $1.07 billion in annual revenue; the date it qualifies as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by it of more than $1.0 billion in non-convertible debt or December of 2024.

d) Revenue Recognition

The majority of the Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services.

1) Revenue Recognition Policy

Solar Power Systems Sales and Engineering, Procurement, and Construction Services

The Company recognizes revenue from the sale of solar power systems, Engineering, Procurement and Construction (“EPC”) services, and other construction type contracts over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. Construction contracts, such as the sale of a solar power system combined with EPC services, are generally accounted for as a single unit of account (a single performance obligation) and are not segmented between types of services. Our contracts often require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation, even when delivering multiple distinct services. For such services, the Company recognizes revenue using the cost to cost method, based primarily on contract cost incurred to date compared to total estimated contract cost. The cost to cost method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer. Cost of revenue includes an allocation of indirect costs including depreciation and amortization. Subcontractor materials, labor and equipment, are included in revenue and cost of revenue when management believes that the Company is acting as a principal rather than as an agent (i.e., the Company integrates the materials, labor and equipment into the deliverables promised to the customer). Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. As of December 31, 2023 and 2022, the Company had $0 in pre-contract costs classified as a current asset under contract assets on the Consolidated Balance Sheet. Project mobilization costs are generally charged to project costs as incurred when they are an integrated part of the performance obligation being transferred to the client. Customer payments on construction contracts are typically due within 30 to 45 days of billing, depending on the contract. Sales and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

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

2) Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue, all recognized over time, based on the timing of satisfaction of performance obligations for the years ended December 31:

(In thousands)

	2023	2022

Performance obligations satisfied over time
Solar	$80,615	$68,936
Electric	13,672	6,354
Data and Network	1,396	1,163
Totals	$95,683	$76,453

The following table disaggregates the Company’s revenue based operational division for the years ended December 31:

(In thousands)

	2023	2022
Operations
Residential	$33,039	$39,513
Commercial and Industrial	61,470	32,750
Utility	1,174	4,190
Totals	$95,683	$76,453

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

e) Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. The Company did not have any cash equivalents as of December 31, 2023.

e) Accounts Receivable

Accounts receivable are recorded when invoices are issued and presented on the balance sheet net of the allowance for credit losses. The allowance, which was $163 at December 31, 2023 and $302 at December 31, 2022, is estimated based on historical losses, the existing economic condition, and the financial stability of the Company’s customers. Accounts are written off against the reserve when they are determined to be uncollectible.

Concentration of accounts receivable consist of the following:

	December 31, 2023	December 31, 2022
Customer A	18%	0%
Customer B	13%	0%
Customer C	10%	0%
Customer D	6%	0%
Customer E	3%	5%
Customer F	1%	5%
Customer G	0%	7%
Customer H	4%	15%

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

	2023	2022
(In thousands)
Contract Assets	$12,560	$7,324
Contract Liabilities	7,024	5,419

Contract assets are presented net of credit losses, which were immaterial for the years ended December 31, 2023 and 2022.

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

Project Asset were $0 for the years ended December 31, 2023 and 2022, respectively.

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

h) Intangible Assets

Intangible assets primarily consist of trademarks, intellectual property and backlog They are amortized ratably over a range of 1 to 10 years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company has not recorded any impairment charges during the years ended December 31, 2023 and 2022, respectively.

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

The Company calculates the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company uses internal analyses based primarily on market comparables. The Company bases these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. However, due to the decline in Company’s market price, it was determined that it was more likely and not that the Goodwill was fully impaired as of December 31, 2022 and recorded an impairment of $37.2 million, a nonrecurring fair value measurement.

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

k) Asset Retirement Obligations

The Company develops, constructs, and operates certain solar arrays with land lease agreements that include a requirement for the removal of the assets at the end of the term of the agreement. The Company recognizes such asset retirement obligations (“ARO”) in the period in which they are incurred based on the present value of estimated third-party recommissioning costs, and it capitalizes the associated asset retirement costs as part of the carrying amount of the related assets. Once an asset is placed into service, the asset retirement cost is subsequently depreciated on a straight-line basis over the estimated useful life of the asset. Changes in AROs resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The AROs were not deemed material to the financial statements and as a result a liability was not recorded at December 31, 2023 and 2022.

l) Concentration and Credit Risks

The Company occasionally has cash balances in a single financial institution during the year in excess of the Federal Deposit Insurance Corporation (FDIC) limit of up to $250 per financial institution. The differences between book and bank balances are outstanding checks and deposits in transit. At December 31, 2023 and 2022, the uninsured balances were approximately $1,895 and $3,300, respectively.

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

n) Preferred Stock

The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

o) Sales Tax

The Company’s accounting policy is to exclude state sales tax collected and remitted from revenues and costs of sales, respectively.

p) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include estimates used to review the Company’s impairment analysis of its intangible assets, impairment on investment, the valuation of the Company’s Series A Preferred Stock using the Monte Carlo simulation and revenue recognition utilizing a cost-to-cost method. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In March 2023, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which amended Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met. This guidance is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The Company adopted ASU 2014-01 on January 1, 2023. The adoption of ASU 2014-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On November 27, 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires public entities to consider relevant qualitative and quantitative factors when determining whether segment expense categories and amounts are significant, and identify segment expenses on the basis of amounts that are regularly provided to the chief operating decision maker (CODM), and included in reported segment profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

On December 14, 2023, the FASB issued ASU 2023-09 which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

r) Deferred Finance Costs

Deferred financing costs relate to the Company’s debt and equity instruments. Deferred financing costs relating to debt instruments are amortized over the terms of the related instrument using the effective interest method. The Company incurred $308 and $0 of deferred financing costs during the years ended December 31, 2023 and 2022, respectively. Amortization expense associated with deferred financing costs, which is included in interest expense, totaled $1,049 and $413 for the years ended December 31, 2023 and 2022, respectively.

s) Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, cash collateral deposited with insurance carriers, deferred compensation plan liabilities, accounts payable and other current liabilities, and debt obligations.

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

t) Debt Extinguishment

Under ASC 470, debt should be derecognized when the debt is extinguished, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities. Under this guidance, debt is extinguished when the debt is paid, or the debtor is legally released from being the primary obligor by the creditor. On January 21, 2022, SunCommon received notification from Citizens Bank N.A. that the Small Business Administration has approved the forgiveness of the PPP loan in its entirety and as such, the full $2,592 has been recognized in the income statement as a gain upon debt extinguishment for the year ended December 31, 2022. On December 12, 2023, the Company entered into an agreement with Anson Investments Master Fund LP and Anson East Master Fund LP (together, the “Investors”) pursuant to which the Company redeemed all amounts due under those certain Senior Secured Convertible Promissory Notes issued to the Investors. The loss on the debt extinguishment of $3.1 million has been recognized in the statement of operations for the year ended December 31, 2023.

u) Inventory

Inventory is valued at lower of cost or net realizable value determined by the first-in, first-out method. Inventory primarily consists of solar panels and other materials. The Company reviews the cost of inventories against their estimated net realizable value and records write-downs if any inventories have costs in excess of their net realizable values. No inventory allowance exists at December 31, 2023 and December 31, 2022, respectively.

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

w) Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. The Company currently has two reportable segments with different product offerings for financial reporting purposes, which represents the Company’s core business (see note 6).

x) Legal Contingencies

The Company accounts for liabilities resulting from legal proceedings when it is possible to evaluate the likelihood of an unfavorable outcome in order to provide an estimate for the contingent liability. At December 31, 2023 and 2022, there are no material contingent liabilities arising from pending litigation.

y) Sequencing Policy

On December 12, 2023, as a result of entering into a Letter Agreement with Certain Investors (see Note 7) which resulted in the issuance of common stock and Series A Convertible Preferred Stock, the Company adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all instruments issued subsequent to that date, the Company’s Series A Convertible Preferred Stock and warrants will be classified as a derivative liability. If an additional offering occurs in the future, the Company will evaluate instruments issued prior to December 12, 2023 as to whether such instruments would result in a classification modification and determine what the respective accounting treatment would occur at such time.

3. LIQUIDITY AND GOING CONCERN

As of December 31, 2023, the Company had a working capital deficiency of $3.9 million. During the years ended December 31, 2023 and 2022, the Company incurred net losses of $19.4 million and $53.8 million, respectively, and used cash in operations of $8.9 million and $6.3 million, respectfully. The Company has historically incurred operating losses and may continue to incur operating losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date these financial statements are issued. This may hinder the Company’s future ability to obtain new financing or may force us to obtain financing on less favorable terms than would otherwise be available. The Company’s plans include continued efforts to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to achieve profitable operations. If the Company is unable to obtain such additional financing on a timely basis it may have a material adverse effect on it’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue our operations and liquidate.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

	December 31, 2023	December 31, 2022
Accounts receivable - contracts in progress	$13,892	$8,502
Accounts receivable - retainage	(742)	583
	13,150	9,085
Allowance for credit losses	(163)	(302)
Total	$12,987	$8,783

Bad debt expense was $67 and $145 for the years ended December 31, 2023 and 2022, respectively.

Contract assets represent revenue recognized in excess of amounts billed, unbilled receivables, and retainage. Unbilled receivables represent an unconditional right to payment subject only to the passage of time, which are reclassified to accounts receivable when they are billed under the terms of the contract. Contract assets were as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Contract assets	$11,300	$7,231
Unbilled receivables, included in costs in excess of billings	518	(490)
	11,818	6,741
Retainage, included in Accounts Receivable	742	583
	$12,560	$7,324

Contract liabilities represent amounts billed to clients in excess of revenue recognized to date, billings in excess of costs, and retainage. The Company anticipates that substantially all incurred costs associated with contract assets as of December 31, 2023 will be billed and collected within one year. Contract liabilities were as follows at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Contract Liabilities	$7,024	$5,419
Retainage	-	-
Total	$7,024	$5,419

5. CONTRACTS IN PROGRESS

Information with respect to contracts in progress are as follows:

	December 31, 2023	December 31, 2022
Expenditures to date on uncompleted contracts	$56,642	$31,215
Estimated earnings thereon	2,029	2,509
	58,671	33,724
Less billings to date	(53,654)	(31,912)
	5,017	1,812
Plus under billings remaining on contracts 100% complete	519	93
Total	$5,536	$1,905

Included in accompany balance sheets under the following captions:

	December 31, 2022	December 31, 2021
Contract assets	$12,560	$7,324
Contract liabilities	(7,024)	(5,419)
	$5,536	$1,905

6. PROPERTY AND EQUIPMENT

Information with respect to property and equipment are as follows:

	December 31, 2023	December 31, 2022
Building and improvements	$481	$481
Vehicles	4,196	3,824
Tools and equipment	2,551	2,152
Software	329	310
Solar arrays	6,562	6,708
Less accumulated depreciation	(6,311)	(5,035)
	$7,808	$8,440

Total depreciation expense for the years ended December 31, 2023 and 2022 was $1,471 and $2,252, respectively.

7. OPERATING SEGMENTS

Beginning in 2023, in conjunction with the implementation of a new ERP system, the Company assessed its operating segment disclosure based on ASC 280, Segment Reporting, guidance. As determined by ASC 280, Segment Reporting, the Company determined that it has more than one reportable segment for which financial information is available and regularly evaluated by the chief operating decision maker, or decision-making group, in deciding the method to allocate resources and assess performance. As a result, the following segments were established: Residential, Commercial and Industrial, Utility and Corporate.

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

Segment net revenue, segment operating expenses and segment contribution (loss) information consisted of the following for years ended December 31, 2023 and 2022.

	Year ended December 31, 2023
	Residential	Commercial and Industrial	Utility	Corporate	Total
Net revenue	$33,039	$61,470	$1,174	$-	$95,683
Cost of earned revenue	23,631	52,667	1,469	-	77,767
Income (loss) before operating expenses	9,408	8,803	(295)	-	17,916
Operating expenses
Warehousing and other operating expenses	-	824	-	-	824
Impairment of investment	-	-	-	4,020	4,020
General and administrative expenses	10,453	5,180	1,027	4,958	21,618
Segment (loss) gain	(1,045)	2,799	(1,322)	(8,978)	(8,546)

Stock based compensation – general and administrative	-	-	-	1,079	1,079
Depreciation and amortization	1,978	1,091	-	-	3,069
Operating (loss) gain	$(3,023)	$1,708	$(1,322)	(10,057)	$(12,694)

	Year ended December 31, 2022
	Residential	Commercial and Industrial	Utility	Corporate	Total
Net revenue	$39,513	$32,746	$4,194	$-	$76,453
Cost of earned revenue	29,834	28,457	2,190	-	60,481
Income before operating expenses	9,679	4,289	2,004	-	15,972
Operating expenses
Warehousing and other operating expenses	-	1,765	-	-	1,765
Impairment of goodwill	-	-	-	37,150	37,150
General and administrative expenses	13,471	4,679	1,394	2,867	22,411
Segment contribution (loss)	(3,792)	(2,155)	610	(40,017)	(45,354)

Stock based compensation – general and administrative	-	-	-	2,981	2,981
Depreciation and amortization	6,017	1,054	-	-	7,071
Operating (loss) income	$(9,809)	$(3,209)	$610	(42,998)	$(55,406)

Assets by operating segment are as follows:

	December 31, 2023	December 31, 2022
Residential	$19,631	23,685
Commercial and Industrial	45,201	41,831
Utility	585	990
Corporate	1,284	975
	$66,701	67,481

8. LEASES

The company follows guidance of ASU 842, Accounting for Leases, where the company recognizes a right-of-use asset and lease liability, at present value of future lease payments, for leases that are either classified as an operating or financing lease under the guidance. The Company considers leases of 12 months or less as short-term leases and does not record a right-of-use asset or lease liability for such leases. The Company has operating leases for offices, warehouse, vehicles, office equipment and land leases for its solar assets. The Company’s leases have remaining lease terms of 1 year to 18 years, some of which include options to extend.

The Company’s lease expense for the year ended December 31, 2023 was entirely comprised of operating leases as disclosed below.

	December 31, 2023	December 31, 2022
Lease cost
Operating lease cost	$921	$1,029
Total lease cost	$921	$1,029

Right of use asset, net	$6,318	$6,960

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(816)	$(834)
Weighted average remaining lease term – operating leases	10.12	10.94
Weighted average discount rate – operating leases	3.33%	3.33%

Estimated minimum future lease obligations are as follows:

Year ending December 31:	Amount
2024	$805
2025	798
2026	795
2027	797
2028	803
Thereafter	4,084
Total lease payments	8,082
Less: interest	(1,372)
6,710
596
$6,114

9. LONG-TERM DEBT

A summary of long-term debt is as follows:

	December 31, 2023	December 31, 2022
NBT Bank, National Association, 4.25% interest rate, secured by certain business assets, payable in monthly installments of $5,869 through September 2026, with a balloon payment at maturity.	552	598
NBT Bank, National Association, 4.15% interest rate, secured by certain business assets, payable in monthly installments of $3,677 through April 2026.	98	137
NBT Bank, National Association, 4.20% interest rate, secured by certain business assets, payable in monthly installments of $5,598 through October 2026, with a balloon payment at maturity.	270	325
NBT Bank, National Association, 4.85% interest rate, secured by a piece of equipment, payable in monthly installments of $2,932, repaid in May 2023.	-	14
Various vehicle loans, interest ranging from 0% to 10.09%, total current monthly installments of approximately $34,878 secured by vehicles, with varying terms through 2027.	1,233	1,271
National Bank of Middlebury, 3.95% interest rate for the initial 5 years, after which the loan rate will adjust equal to the Federal Home Loan Bank of Boston 5/10 – year Advance Rate plus 2.75%, loan is subject to a floor rate of 3.95%, secured by solar panels and related equipment, payable in monthly installments of $2,388 including interest, through December 2024.	-	21
Senior secured convertible notes payable, 5% interest rate, monthly payments of 1/26th of the original purchase amount plus accrued but unpaid interest beginning March 1, 2023 until maturity date of May 4, 2025. (See letter agreement with certain investors below)		12,500
Revenue loan with 48 month amortization period secured by all assets of the Company, no conversion provisions.	8,000	-
CSA 36: Payable in monthly installments of $2,414, including interest at 5.5%. The interest rate will become variable at the VEDA Prime Rate from June 2025 through maturity in June 2027.	92	115
CSA 36: Payable in monthly interest only installments of $1,104 through June 2020; then payments of $552, representing half of monthly interest only payments, through June 2027 with other half of interest only payments capitalized into principal; then $2,485 monthly payments of principal and interest, with a balloon payment of $20,142 due June 2035; interest at 11.25% throughout the loan term.	118	118
Equipment loans	22	56
	10,385	15,155
Less current portion	(1,820)	(5,374)
	8,565	9,781
Less debt issuance costs	(603)	(1,555)
Long-term debt	$7,962	$8,226

Maturities of long-term debt are as follows:

Year ending December 31:	Amount
2024	$1,821
2025	2,043
2026	2,423
2027	3,898
2028	76
Thereafter	124
$10,385

Decathlon Specialty Finance Revenue Loan

On December 12, 2023, the Company and its Subsidiaries entered into a Revenue Loan and Security Agreement (the “Loan Agreement”) with Decathlon Specialty Finance, LLC providing for a loan facility for the Company in the maximum amount of $8.0 million.

The Loan Agreement requires monthly payments in a fixed amount of $165 for the period from January 1, 2024 through December 31, 2024, and $225 for the period from January 1, 2025 through December 5, 2027, at which time all remaining principal and accrued interest will come due. The loaned amount will bear interest at a rate necessary to generate “Minimum Interest” as that term is defined in the Loan Agreement, which is between 0.25 times the advanced amount and 0.65 the advanced amount depending on the number of months elapsed following the effective date of the Loan Agreement. The minimum amount of interest to be received over the loan term is $5.2 million. The amount is determined by the difference between the total payments required of $13.2 million and the total amount of the advance of $8.0 million. Using this data long with the payment dates, the Company calculated an imputed interest rate for the loan at approximately 16.25%. In using the imputed interest rate, the Company noted the present value of future payments is not materially different than the cash proceeds received; therefore, the Company will record the proceeds received as the carrying value of the loan. On an at least quarterly basis, the Company will calculate the present value of lease payments to determine the fair value of the outstanding RSLA balance. Additionally, the Company will update the estimated future revenues as more data becomes available. The Company will use the prospective method to adjust the imputed interest rate and recognize interest adjustments prospectively. The advances are secured by all property of the Borrower and is guaranteed by the Company and certain of the Company’s Subsidiaries.

Letter Agreement with Certain Investors

On December 12, 2023, iSun, Inc., a Delaware corporation (the “Company”), entered into a Letter Agreement (the “Letter Agreement”) by and between the Company and each of Anson Investments Master Fund LP and Anson East Master Fund LP (together, the “Investors”) pursuant to which the Company redeemed all amounts due under those certain Senior Secured Convertible Promissory Notes issued to the Investors, dated November 4, 2022 (the “Notes”). Pursuant to the Letter Agreement, the Company made cash payments to the Investors in the aggregate amount of $6,000 and issued an aggregate amount of 3,500,000 shares of the Company’s Common Stock, par value $0.0001 per share (“Common Stock”) adding a total of $632 to stockholders’ equity to the Investors and 300,000 shares of the Company’s Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (“Preferred Stock”) to the Investors in a private placement transaction resulting in a $3,882 addition to derivative liabilities due to the Company not having enough authorized shares in the event of a full redemption. The Company evaluated the impact of ASU 470 and determined that the new debt and the fair value of the preferred stock and common stock issued did exceed the 10% test and therefore should be treated as a loss of debt extinguishment. For the year end December 31, 2023, a loss on debt extinguishment of $3.1 million was included in the statement of operations.

Cash Advance Funding

In September 2023, the Company agreed to two cash advance funding agreements totaling $1,500. At December 31, 2023, the amount of $600 is included in accrued expenses as a current liability.

10. COMMITMENTS AND CONTINGENCIES

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

On February 13, 2024, the Company became aware of pending litigation in the U.S. District Court for the District of Vermont, entitled Duane Peterson, James more and Jeffrey Irish, solely in their capacity as Shareholder Representative Group v. iSun Inc., alleging breach of contract/collection. iSun Inc.’s responsive pleading was made on March 15, 2024. iSun, Inc. plans to vigorously contest this litigation. At this stage it is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

On January 2, 2024, the Company became aware of pending litigation in the U.S. District Court for the District of North Carolina, entitled Alpha Engineering Services, P.A. d/b/a Alpha Environmental v. iSun Corporate, LLC, alleging breach of contract and a second alternative claim for relief in Quantum Meruit. The Company filed a responsive pleading by March 20, 2024. The Company’s responses to the first set of interrogatories and request for production of documents is currently due April 15th. iSun Corporate, LLC. plans to vigorously contest this litigation. At this stage it is not possible to evaluate the likelihood of an unfavorable outcome or provide an estimate of the range of potential loss.

11. WARRANTS

During the year ended December 31, 2023, 1,000,000 warrants to acquire shares of Common Stock were granted. The warrants were issued on August 30, 2023 resulting from a failure to fulfill the EBITDA financial covenant of the Senior Secured Notes. The warrants were issued to the Investor in order to waive the Event of Default. The Company issued warrants to acquire an aggregate of 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and a term of 5 years. During the year ended December 31, 2023, no warrants to acquire shares of Common Stock were exercised or redeemed. At December 31, 2023, 1,069,144 private warrants to acquire shares of Common Stock that were outstanding at the time of the Company became a public company remain outstanding.

	December 31, 2023	December 31, 2022
Beginning balance	69,144	69,144
Granted	1,000,000	-
Exercised	-	-
Redeemed	-
Ending balance	1,069,144	69,144

12. FAIR VALUE MEASUREMENTS

The Public Warrants were traded under the symbol ISUNW and the fair values were based upon the closing price of the Public Warrants at each measurement date. The Private Warrants were valued using a Black-Scholes model, pursuant to the inputs provided in the table below:

Input	Mark-to-Market Measurement at December 31, 2023	Mark-to-Market Measurement at December 31, 2022
Risk-free rate	3.88%	3.88%
Remaining term in years	0.47-4.66	1.47
Expected volatility	139.50%	147.02%
Exercise price	$1-11.50	$11.50
Fair value of common stock	$0.22	$1.30

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

		Fair Value Measurement as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Series A Convertible Preferred Stock	3,882	-	-	3,882
Private Warrants	248	-	-	248

		Fair Value Measurement as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Private Warrants	10	-	-	10

The following is a roll forward of the Company’s Level 3 instruments:

	December 31, 2023	December 31, 2022
Beginning balance	$10	$148
Series A Convertible Preferred Stock	3,882	-
Fair value adjustment – Warrant liability	238	(138)
Ending balance	$4,130	$10

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

In addition to assets and liabilities that are measured at fair value on a recurring basis, the Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets, investments, operating lease right of use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

As of December 31, 2023 and 2022, the fair values of cash, accounts receivable, contract assets, other current assets, accounts payable, contract liabilities, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

For the year ended December 31, 2023, the Company determined there were indicators that would cause a 100% impairment of the GSI and SPP investments due to the fair value of the investments remaining at a level below its cost. The Company therefore recorded an impairment expense of $4.0 million for its investments in GSI and SPP during the year ended December 31, 2023, as reflected in the accompanying consolidated statements of operations.

During the year ended December 31, 2022, the Company calculated the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, the Company uses internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, the Company used internal analyses based primarily on market comparables. The Company based these assumptions on its historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and its expectations. However, due to the decline in Company’s market price, it was determined that it was more likely and not that the Goodwill was fully impaired as of December 31, 2022 and recorded an impairment of $37.2 million, a nonrecurring fair value measurement.

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

The Company has an agreement with the IBEW in respect to rates of pay, hours, benefits, and other employment conditions that expires May 31, 2025. During the years ended December 31, 2023 and 2022, the Company incurred the following union assessments (in thousands):

	December 31, 2023	December 31, 2022
Pension fund	$670	$350
Welfare fund	1,602	1,120
National employees benefit fund	149	100
Joint apprenticeship and training committee	115	43
401(k) matching	208	172
Total	$2,744	$1,785

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

Details of significant multiemployer pension plans as of and for the periods indicated, based upon information available to the Company from plan administrators as well as publicly available information on the U.S. Department of Labor website, are provided in the following table:

Multiemployer	Employer Identification	Plan	Contributions For the Years Ended December 31,		Expiration Date of	Pension Protection Act Zone Status				FIP/RP
Pension Plan	Number	Number	2023	2022	CBA	2023	As of	2022	As of	Status	Surcharge
National Electrical Benefit Fund	53-0181657	1	99,907	91,180	5/31/2023	Green	12/31/2022	Green	12/31/2021	NA	No

14. RELATED PARTY TRANSACTIONS

In January 2022, two former shareholders of SolarCommunities, Inc. lent proceeds to SolarCommunities, Inc to support the subsidiary’s working capital. At December 31, 2023, the amount of $933 is included in accrued expenses as a current liability. The unsecured amount due is not subject to a repayment schedule.

15. INCOME TAXES

The provision for income taxes for the years ended December 31, 2023 and 2022 consists of the following:

	2023	2022
Current
Federal	$-	$-
State	44	20

Total Current	44	20

Deferred
Federal	-	(585)
State	-	(187)

Total Deferred	$-	(772)

Provision (Benefit) for Income Taxes	$44	$(752)

The Company’s total deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets (liabilities)
Accruals and reserves	$804	$219
Tax credits	592	592
Net operating loss	12,252	9,272
Asset Impairments	1,114	-
Stock-based compensation	275	22
Less valuation allowance	(10,222)	(4,771)
Total deferred tax assets	4,815	5,335

Property and equipment	(1,776)	(1,903)
Intangibles	(3,039)	(3,432)
Total deferred tax liabilities	(4,815)	(5,335)

Net deferred tax liability	$-	$-

The Company uses a more-likely-than-not measurement for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. There were no uncertain tax positions as of December 31, 2023 and 2022. If the Company were to incur interest and penalties related to income taxes, these would be included in the provision for income taxes, there were none for the years ended December 31, 2023 and 2022 respectively. Generally, the three tax years previously filed remain subject to examination by federal and state tax authorities. The Company does not expect a material change in uncertain tax positions to occur within the next 12 months.

For the years ended December 31, 2023 and 2022, respectively, the reconciliation between the effective tax of (0.23%) and 1.38% on income from operations and the statutory tax rate of 21% and 21% is as follows:

	2023	2022
Income tax expense at federal statutory rate	$(4,069)	$(11,450)
Paycheck Protection Program tax exempt loan forgiveness	-	(544)
Permanent differences	4	2
Permanent differences for change in fair value of warrants	50	(29)
Goodwill Impairment	-	10,400
Non-deductible intangible assets	-	-
Other adjustments	-	-
State and local taxes net of federal benefit	(1,329)	(3,902)
Valuation allowance	5,388	4,771
Income tax expense (benefit)	$44	$(752)

The Company has federal net operating losses of approximately $44,300 of which $2,200 will expire beginning in 2035, $42,100 of the net operating losses do not expire. The Company has state Net operating losses of approximately $43,600 which will expire beginning in 2029. Federal net operating losses incurred beginning in 2018 are not subject to expiration under the Tax Cuts and Jobs Act, but the annual usage is limited to 80% of pre net operating loss taxable income for years beginning after December 31, 2020. The Company has tax credit carryforwards of approximately $592 which will expire beginning in 2034. A valuation allowance has been recorded for a portion of the tax credits and net operating losses. Thus, the Company increased the valuation allowance by $617 and $4,771 during the years ended December 31, 2023 and 2022, respectively. The deferred tax assets for the net operating losses are presented net with deferred tax liabilities, which primarily consist of book and tax depreciation differences. Utilization of net operating losses and tax credit carryforward may be limited by ownership change rules, as defined in section 382 and 383 of the Internal Revenue Code.

16. CAPTIVE INSURANCE

The Company and other companies are members of an offshore heterogeneous group captive insurance holding company entitled Navigator Casualty, LTD. (NCL). NCL is located in the Cayman Islands and insures claims relating to workers’ compensation, general liability, and auto liability coverage.

Premiums are developed through the use of an actuarially determined loss forecast. Premiums paid totalled $359 and $235 for the years ended December 31, 2023 and 2022, respectively. The loss funding, derived from the actuarial forecast, is broken-out into two categories by the actuary known as the “A & B” Funds. The “A” Fund pays for the first $100,000 of any loss and the “B” Fund contributes to the remainder of the loss layer up to $300,000 total per occurrence.

Each shareholder has equal ownership and invests a one-time cash capitalization of $36,000. This is broken out into two categories, $35,900 of redeemable preference shares and $100 for a single common share. Each shareholder represents a single and equal vote on NCL’s Board of Directors.

Summary financial information on NCL as of September 30, 2023 is:

Total assets	$194,375
Total liabilities	$100,145
Comprehensive income	$195

NCL’s fiscal year end is September 30, 2023.

	December 31, 2023	December 31, 2022
Investment in NCL
Capital	$36	$36
Cash security	218	218
Investment income in excess of losses (incurred and reserves)	16	16
Total	$270	$270

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

	Years Ended December 31,
	2023	2022
Option to purchase Common Stock, from Jensyn’s IPO	429,000	429,000
Warrants to purchase Common Stock, from Jensyn’s IPO	34,572	34,572
Unvested restricted stock awards	202,305	305,023
Unexercised options to purchase Common Stock	888,084	225,666
Unvested options to purchase Common Stock	-	350,667
Private warrants to purchase common shares from Anson Note	1,000,000	-
Series A Convertible Preferred Stock	300,000	-
Totals	2,853,961	1,344,928

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

18. RESTRICTED STOCK AND STOCK OPTIONS

Options

As of December 31, 2023, the Company has 605,249 non-qualified stock options outstanding to purchase 605,249 shares of Common Stock, per the terms set forth in the option agreements. The stock options vest at various times and are exercisable for a period of five years from the date of grant at an exercise price of $2.84 per share, the fair market value of the Company’s Common Stock on the date of each grant. The Company determined the fair market value of these options to be $294 by using the Black Scholes option valuation model. The key assumptions used in the valuation of the options were as follows; a) volatility of 146.38%, b) term of 2 years, c) risk free rate of 4.41% and d) a dividend yield of 0%.

	December 31, 2023
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2023	576,334	$3.80
Granted	410,000	$1.03
Exercised	-	$-
Forfeited	98,250	$-
Outstanding, ending December 31, 2023	888,084	$2.94
Exercisable at December 31, 2023	605,249	$2.84

	December 31, 2022
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2022	201,334	$1.49
Granted	375,000	$5.04
Exercised	-	$1.49
Outstanding, ending December 31, 2022	576,334	$3.80
Exercisable at December 31, 2022	225,666	$3.46

The above table does not include the 429,000 options issued as part of the Jensyn IPO.

Aggregate intrinsic value of options outstanding was $0 at December 31, 2023 and 2022. Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period which was $0.31 as of December 31, 2023 and the exercise price multiplied by the number of options outstanding.

During the years ended December 31, 2023 and 2022, the Company charged a total of $362 and $1,359, respectively to operations to recognize stock based compensation expense for stock options. As of December 31, 2023, the Company had $169 in unrecognized stock-based compensation expense related to 207,834 stock option awards, which is expected to be recognized over a weighted average period of less than three years. All options are expected to vest.

Restricted Stock Grant to Executives

With an effective date of January 3, 2023, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a Restricted Stock Grant Agreement with our Chief Executive Officer and Chief Financial Officer Jeffrey Peck, Former Chief Financial Officer John Sullivan, and Kenneth Merritt in January 2023 (the January 2023 RSGAs). All shares issuable under the January 2023 RSGA are valued as of the grant date at $1.32 per share representing the fair market value. The January 2023 RSGA provides for the issuance of up to 180,000 shares of the Company’s Common Stock.During 2023, 93,334 of the restricted shares vested, and the remaining unvested shares shall vest as follows, 43,333 of the restricted shares shall vest on December 31, 2024, and the balance, or 43,333 restricted shares, shall vest on December 31, 2025.

With an effective date of January 24, 2022, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a Restricted Stock Grant Agreement with our Chief Executive Officer and Chief Financial Officer Jeffrey Peck, Former Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in January 2022 (the January 2022 RSGAs). All shares issuable under the January 2022 RSGA are valued as of the grant date at $5.04 per share representing the fair market value. The January 2022 RSGA provides for the issuance of up to 187,500 shares of the Company’s Common Stock. The restricted shares shall vest as follows: 62,500 of the restricted shares shall vest immediately, 62,500 of the restricted shares shall vest on the one (1) year anniversary of the effective date, and the balance, or 62,500 restricted shares, shall vest on the two (2) year anniversary of the effective date. The remaining unvested shares and non-forfeited shares of 37,499 shall vest in the year ending December 31, 2024.

With an effective date of April 18, 2022, subject to the iSun, Inc. 2020 Equity Incentive Plan, (the “2020 Plan”), the Company entered into a Restricted Stock Grant Agreement with our Chief Executive Officer and Chief Financial Officer Jeffrey Peck, Former Chief Financial Officer John Sullivan, Executive Vice President Fredrick Myrick, and Chief Strategy Officer Michael dAmato in April 2022 (the April 2022 RSGAs). All shares issuable under the April 2022 RSGA are valued as of the grant date at $3.63 per share representing the fair market value. The April 2022 RSGA provides for the issuance of up to 337,033 shares of the Company’s Common Stock. The restricted shares shall vest as follows: 112,345 of the restricted shares shall vest on December 31, 2022, 112,345 of the restricted shares shall vest on December 31, 2023, and the balance, or 112,343 restricted shares, shall vest on December 31, 2024. The remaining unvested and non-forfeited shares of 78,120 shall vest in the year ending December 31, 2024.

During the years ended December 31, 2023 and 2022, stock-based compensation expense of $717 and $1,359 was recognized for the January 2021 RSGA, January 2022 RSGA and April 2022 RSGA, respectively.

19. SERIES A CONVERTIBLE PREFERRED STOCK

Pursuant to the Letter Agreement dated December 12,2023, the Company issued 300,000 shares of the Series A Convertible Redeemable Preferred Stock, par value $0.0001 per share (“Preferred Stock”) to the Investors in a private placement transaction (see note #7). The shares of Preferred Stock are convertible, at a conversion price equal to 90% of the lowest Volume Weighted Average Price during the 10 trading days immediately prior to conversion, into Common Stock, at the option of the holders, provided that the Company will not effect any conversion that would result in the holders owning in excess of 9.99% of the Company’s outstanding Common Stock. The Letter Agreement contains customary representations, warranties and agreements. As of December 31, 2023, there were 300,000 shares authorized, issued and outstanding with a par value of $0.0001 per share. The shares feature a liquidation preference and had a liquidation value of $3,000,000 as of December 31, 2023. Dividends in-kind at the rate per annum of 7% of the stated value per share shall accrue on each outstanding share of the Preferred Stock from and after the date of the original issuance of such share of Preferred Stock.

Under ASC 470, a difference between the reacquisition price of debt and the net carrying amount of the extinguished debt shall be recognized currently in income of the period of extinguishment as losses or gains and identified as a separate item. If upon extinguishment of debt the parties also exchange unstated (or stated) rights or privileges, the portion of the consideration exchanged allocable to such unstated (or stated) rights or privileges shall be given appropriate accounting recognition. Moreover, extinguishment transactions between related entities may be in essence capital transaction. The Preferred Stock is classified as a derivative liability due to the Company not having enough authorized shares in the event of a full redemption and has a carrying value of $3.9 million as of December 31, 2023. The Company utilized a Monte Carlo simulation to determine the fair value at the time of issuance. The Company used two scenarios to calculate the fair value of the Series A Convertible Preferred Stock which included: a) The Preferred Shares are held until Redemption and b) The Preferred Shares are Converted to Common Shares. The Company determined that 6,694 simulations out of 20,000 simulations had a Common stock price that was equal to or greater than $0.857. Therefore, there is a 33.47% probability that shareholders will convert to Common shares. Conversely, there is a 66.53% probability that shareholders will hold the Preferred shares until the redemption date. The Company then applied the present value of holding the Preferred shares until the redemption date and converting the Preferred shares to Common shares to their respective probabilities. This results in a total present value of $3,882 and a per share value of $12.94.

20. SALES OF COMMON STOCK PURSUANT TO S-3 REGISTRATION STATEMENT

The Company issued 21,572,538 shares and 3,213,897 shares of common stock during the years ended 2023 and 2022, resulting in increases of $7,714 and $14,421 to stockholders’ equity, respectively.

21. INVESTMENTS

Investments consist of:

	December 31, 2022	December 31, 2022
GreenSeed Investors, LLC	$-	$3,924
Investment in Solar Project Partners, LLC	-	96
Investment in Gemini Electric Mobility Co.	2,000	2,000
Investment in NAD Grid Corp. d/b/a AmpUp	1,000	1,000
Investment in Encore Renewables	5,000	5,000
Total	$8,000	$12,020

GreenSeed Investors, LLC (“GSI”) and Solar Project Partners, LLC (“SPP”)

For the year ended December 31, 2023, the Company determined there were indicators that would cause a 100% impairment of the GSI and SPP investments due to the fair value of the investments remaining at a level below its cost. The Company therefore recorded an impairment expense of $4.0 million for its investments in GSI and SPP during the year ended December 31, 2023, as reflected in the accompanying consolidated statements of operations.

The GSI and SPP investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in ordinary transactions for the identical or similar investment of the same issuer. As the Company does not have significant influence over operating or financial policies of GSI and SPP, the cost method of accounting for the investment was determined to be appropriate. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. No net appreciation or depreciation in fair value of the investments was recorded during the year ended December 31, 2023, as there were no observable price changes.

22. INTANGIBLES

The Company’s intangible assets at December 31, 2023 consist of:

	Amortization periods	December 31, 2023	December 31, 2022
iSun Trademark and Brand	10 Years	$3,007	$3,007
Intellectual property	10 Years	1,000	1,000
Backlog of projects	12 Months	3,220	3,220
SunCommon Trademark and Brand	10 Years	11,980	11,980
Accumulated amortization		(6,768)	(5,169)
		$12,439	$14,038

At December 31, 2023 and 2022, amortization expense was $1,599 and $4,820, respectively.

Estimated future amortization expense for the Company’s intangible assets as of December 31, 2023 is as follows:

Cost
2024	$1,599
2025	1,599
2026	1,599
2027	1,599
2028	1,599
Thereafter	4,444
Total	$12,439

The estimated weighted average remaining period of amortization is 9 years.

23. REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the year ended December 31, 2022, the company recognized an impairment loss related to goodwill for the year ended December 31, 2022. The tax provision included this impairment loss as a deduction for tax purposes and part of the deferred tax asset for “Net operating loss”, and a separate valuation allowance in the same amount. The total included as a deferred tax asset and valuation allowance was $10,400 and ($10,400) respectively. The Net Deferred tax asset balance as of December 31, 2022 as a result of these changes remains at $5,335 with no change to the net deferred tax asset balance.

In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded that the error was immaterial to any prior annual or interim financial statements. Notwithstanding this conclusion, management has revised the accompanying financial statements and related notes included herein to correct this error for all periods presented.

The following table presents the effect of correcting this error on the Company’s previously issued footnotes related the deferred tax assets and liabilities at December 31, 2022. There were no changes to the statements of stockholders’ equity, balance sheets or statements of operations.

	As of December 31, 2022
	As previously reported	Adjustment	As revised
Deferred tax assets (liabilities)
Net operating loss	19,673	(10,400)	9,273
Less Valuation Allowance	(15,171)	10,400	(4,771)
Total Deferred tax assets	5,335	0	5,335

24. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Cash Advance Funding

In September 2023, the Company agreed to two cash advance funding agreements totaling $1,500. At December 31, 2023, the amount of $600 is included in accrued expenses as a current liability. On January 4th 2024, the Company refinanced these two cash advance funding agreements, bringing the outstanding balance to $2.4 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial and accounting officer, did not carry out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management has determined there is a lack of supervisory review of the financial statement closing process due to limited resources and formal documentation of procedures and controls and a lack of segregation of duties and access with the IT environment. These control deficiencies constitute material weaknesses in internal control over financial reporting. As a result, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. We plan to take steps to remedy this material weakness in with the implementation of an “Internal Control-Integrated Framework”

Disclosure controls and procedures are designed to ensure that the information that is required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Management previously identified control deficiencies regarding the need for a stronger internal control environment relating to the financial statement closing process, formal documentation and designed disclosure controls and procedures and testing of the operating effectiveness of the controls. In 2023 Management took additional steps to remediate these control deficiencies as part of the expansion of the internal control environment. Management implemented a new Enterprise Resource Planning (“ERP”) system which provides the necessary control environment to mitigate the potential for misstatements in the financial reporting. In addition, specific procedures were implemented to enhance overall controls, dual authorization of payments, purchase order approval process and authorization matrix, segregation of duties related to financial reporting and user permissions and controls within the ERP. Management continues to enhance the internal control environment but has not completed the implementation and testing of the new and revised internal controls. Management believes that these control deficiencies constitute material weaknesses in internal control over financial reporting for the year ended December 31, 2023.

Based upon the criteria established in “Internal Control-Integrated Framework” issued by the COSO, management believes that the controls currently in place are not adequate. As such, material weaknesses existed as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Other than the control improvements discussed in Management’s Report on Internal Control Over Financial Reporting above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2023 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a non-accelerated smaller reporting company.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required for item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required for this item is incorporated by reference from our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders.

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

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

Filed herewith.

(b)

Exhibits.

See (a)(3) above.

(c) Financial Statement Schedules.

See (a)(2) above.

See (a)(2) above.

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date
1.1	Underwriting Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Chardan Capital Markets, LLC, as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	March 10, 2016

1.2	Sales Agreement, dated December 4, 2020, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	S-3	December 4, 2020

3.1	Certificate of Designation, Preferences and Rights of Preferred Stock of The Peck Company Holdings, Inc.	By Reference	8-K	April 28, 2020

3.2	Third Amended & Restated Certificate of Incorporation of iSun, Inc.	By Reference	8-K	February 2, 2022

3.3	First Amended and Restated Certificate of Designation, Preferences and Rights of Preferred Stock of iSun, Inc.	By Reference	8-K	February 26, 2021

3.4	Certificate of Cancellation of Series A Convertible Preferred Stock of iSun, Inc.	By Reference	8-K	December 30, 2021

3.5	Bylaws.	By Reference	S-1	November 23, 2015

3.6	Certificate of Designation of Series A Convertible Redeemable Preferred Stock	By Reference	8-K	December 13, 2023

4.1	Specimen Common Stock Certificate.	By Reference	S-1	November 23, 2015

4.2	Promissory Note, dated September 17, 2019, issued to NBT Bank, National Association	By Reference	10-Q	November 18, 2019

4.3	Warrant Agreement, dated March 2, 2016, between Jensyn Acquisition Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	March 10, 2016

4.4	Warrant, dated April 22, 2020, issued by The Peck Company Holdings, Inc. to GreenSeed Investors, LLC	By Reference	8-K	April 28, 2020

4.5	Promissory Note, dated January 13, 2020, issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.6	Paycheck Protection Program Note and Disbursement Authorization, dated April 24, 2020 issued by Peck Electric Co. to NBT Bank, National Association	By Reference	8-K	April 28, 2020

4.7	Amendment No. 1 to Warrant Agreement, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.8	Notice of Redemption, dated March 9, 2021	By Reference	8-K	March 9, 2021

4.9	Form of Securities Purchase Agreement, dated January 8, 2021 between The Peck Company Holdings, Inc. and certain investors	By Reference	8-K	January 12, 2021

4.10	Senior Secured Convertible Notes, issued by iSun, Inc. dated November 4, 2022	By Reference	8-K	November 8, 2022

4.11	Warrant to Purchase Common Stock, dated August 30, 2023, by and between iSun, Inc. and Anson Investments Master Fund LP.	By Reference	8-K	September 1, 2023

4.12	Warrant to Purchase Common Stock, dated August 30, 2023, by and between iSun, Inc. and Anson East Master Fund LP.	By Reference	8-K	September 1, 2023

10.1	Voting Agreement, dated June 20, 2019, between Peck Company Holdings Inc. and Jeffrey Peck	By Reference	10-K	April 14, 2020

10.2	Lease Agreement, dated December 7, 2020, between Peck Electric Co. and Unsworth Properties, LLC as agent for Meach, LLC, 306 West Indian, LLC, Cooper Two, LLC, Trek Communities, LLC, Masthead, LLC and Stephen and Shona Unsworth	By Reference	8-K	December 10, 2020

10.3	2020 Equity Incentive Plan	By Reference	S-8	October 28, 2020

10.4	Placement Agent Agreement, dated January 8, 2021, between The Peck Company Holdings, Inc. and A.G.P./Alliance Global Partners	By Reference	8-K	January 12, 2021

10.5	Irrevocable Proxy between The Peck Company Holdings, Inc. and Sassoon M. Peress, dated January 19, 2021	By Reference	8-K	January 25, 2021

10.6	Assignment Agreement by and among Adani Solar USA, Inc., Oakwood Construction Services, Inc. and iSun Utility, LLC, dated April 6, 2021	By Reference	8-K	April 8, 2021

10.7	Sales Agreement, dated June 21, 2021, between iSun, Inc. and B. Riley Securities, Inc.	By Reference	8-K	June 22, 2021

10.8	Form of Put Agreement between iSun, Inc. and certain SunCommon Shareholders	By Reference	8-K	September 13, 2021

10.9	Form of Employment Agreement between iSun, Inc. and each of Jeffrey Irish, James Moore, and Duane Peterson	By Reference	8-K	September 13, 2021

10.10	First Amended and Restated Letter Agreement, by and among iSun, Inc., iSun Residential, Inc., iSun Residential Merger Sub, Inc., SolarCommunities, Inc. d/b/a SunCommon, Duane Peterson, James Moore, and Jeffrey Irish, dated September 30, 2021	By Reference	8-K	October 5, 2021

10.11	Employment Agreement between iSun, Inc. and Frederick Myrick, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.12	Change of Control Agreement between iSun, Inc. and Frederick Myrick, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.13	Employment Agreement between iSun, Inc. and Jeffrey Peck, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.14	Change of Control Agreement between iSun, Inc. and Jeffrey Peck, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.15	Employment Agreement between iSun, Inc. and John Sullivan, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.16	Change of Control Agreement between iSun, Inc. and John Sullivan, dated July 1, 2021	By Reference	10-Q	November 15, 2021

10.17	Employment Agreement between John Stark Electric, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

10.18	Irrevocable Proxy between iSun, Inc. and John P. Comeau, dated as of October 31, 2021	By Reference	8-K	November 19, 2021

10.19	Membership Unit Purchase Agreement between iSun, Inc. and Encore Redevelopment, LLC, dated November 24, 2021	By Reference	8-K	December 1, 2021

10.20	Sixth Amended and Restated Operating Agreement of Encore Redevelopment, Inc, dated November 24, 2021	By Reference	8-K	December 1, 2021

10.21	Industrial Building Lease by and Between Industry Landing 115 LLC and SolarCommunities, Inc., dated August 1, 2021	By Reference	10-K	April 15, 2022

10.22	Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated October 19, 2015	By Reference	10-K	April 15, 2022

10.23	Addendum #1 to Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated July 19, 2016	By Reference	10-K	April 15, 2022

10.24	Addendum #2 to Lease Agreement between Malone Route 2 Waterbury Properties, LLC and SolarCommunities, Inc., dated March 2, 2019	By Reference	10-K	April 15, 2022

10.25	Securities Purchase Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.26	Security Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.27	Trademark Security Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.28	Subsidiary Guaranty by and among iSun, Inc. and its direct and indirect subsidiaries, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.29	Registration Rights Agreement between iSun, Inc. and certain Purchasers, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.30	Voting Agreement by and among iSun, Inc. and certain other parties, dated November 4, 2022	By Reference	8-K	November 8, 2022

10.31	First Amendment to Agreement and Plan of Merger and Reorganization by and among iSun, Inc., iSun Energy LLC, and Sassoon M. Peress, dated November 28, 2022	By Reference	10-K	April 17, 2023

10.32	Letter Agreement, dated August 30, 2023, by and between iSun, Inc., Anson Investments Master Fund LP, and Anson East Master Fund LP.	By Reference	8-K	September 1, 2023

10.33	Letter Agreement, dated August 30, 2023, by and between iSun, Inc., Anson Investments Master Fund LP, and Anson East Master Fund LP.	By Reference	8-K	September 1, 2023

10.34	Revenue Loan and Security Agreement with Decathlon Specialty Finance, LLC, dated December 12, 2023	By Reference	8-K	December 13, 2023

10.35	Letter Agreement, dated December 12, 2023, by and between iSun, Inc., Anson Investments Master Fund LP, and Anson East Master Fund LP.	By Reference	8-K	December 13, 2023

10.36	Lock-Up Agreement, dated December 12, 2023, by and between iSun, Inc., Anson Investments Master Fund LP, and Anson East Master Fund LP.	By Reference	8-K	December 13, 2023

10.37	Loan Agreement, dated April 4, 2023, between iSun, Inc. and Lendspark Corporation	Herewith

10.38	Standard Merchant Cash Advance Agreement, dated January 4, 2024, between iSun Industrial, LLC and Cedar Advance LLC	Herewith

10.39	Standard Merchant Cash Advance Agreement, dated January 4, 2024, between iSun Industrial, LLC and Pawn Funding	Herewith

14	Form of Code of Ethics.	By Reference	S-1	November 23, 2015

21	List of subsidiaries of iSun, Inc.	Herewith

23.1	Independent Registered Public Accounting Firm’s Consent	Herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith

97.1	iSun, Inc. Clawback Policy	Herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Item 16.	Form 10-K Summary.

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSUN, INC.

	By:	/s/ Jeffrey Peck
Jeffrey Peck
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)
Dated: April 16, 2024

POWER OF ATTORNEY

The undersigned directors and officers of iSun, Inc., hereby constitute and appoint Jeffrey Peck, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and on behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in such capacities and on the dates indicated.

	By:	/s/ Jeffrey Peck
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)

	By:	/s/ Fredrick Myrick
Fredrick Myrick
Executive Vice President and Director

	By:	/s/ Stewart Martin
Stewart Martin
Director

	By:	/s/ Andrew Matthy
Andrew Matthy
Director

	By:	/s/ Claudia Meer
Claudia Meer
Director

Dated: April 16, 2024

