Form 10-K/A
period 2023-12-31
ISUN, INC.
filed 2024-04-29
CIK 1634447

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

YES  ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates as of March 31, 2024 was $11,527,776.

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2024 was 47,384,672.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	New York, NY	688

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

iSun, Inc. (“we,” “us,” “our,” the “Company,” or “iSun”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2024 (“Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Form 10-K, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Jeffrey Peck	53	Chief Executive Officer

Rob Vanderbeek	59	Interim Chief Financial Officer

Frederick Myrick	62	Executive Vice President of Solar and Director

Stewart Martin	59	Director

Andrew Matthy	43	Director

Claudia Meer	62	Director

Jeffrey Peck was appointed Chief Executive Officer and President of the Company upon the closing of the Reverse Merger and Recapitalization between the Company and Jensysn Acquisition Corp. which occurred on June 20, 2019 (the “Reverse Merger and Recapitalization”) and has served in those capacities except for a brief period in 2024. Mr. Peck previously was the majority owner and President of Peck Electric Co. (“Peck Electric”) since he purchased it from his family in the late 1990s. Since then, Mr. Peck transformed Peck Electric from a local electrical contracting business to one of the largest commercial solar EPC companies in the Northeastern United States, ranked 59th in the U.S. for 2020 by Solar Power World (listed as, “Peck Electric Company”). Mr. Peck grew Peck Electric to nearly 100 employees, with many employees having tenures of over 30 years. Mr. Peck was also responsible for timing the strategic direction of Peck Electric’s focus into solar EPC at the time when solar installation became a profitable business in 2013 and also began investing in Company-owned arrays, with a current portfolio of approximately three megawatts. Mr. Peck has served as Chairman of Vermont Electrical Contractors, Chairman of the Joint Health and Welfare Committee as well as the IBEW Local 300 Pension funds. Mr. Peck graduated from Champlain College in 1993. Mr. Peck is well qualified to serve as a director due to his extensive management experience of the Company.

Rob Vanderbeek was appointed to serve as Interim Chief Financial Officer of the Company pursuant to a Letter of Engagement between Novo Advisors, LLC and the Company, dated April 16, 2024. Mr. Vanderbeek will not receive any direct compensation from the Company other than indirectly in connection with the fees paid by the Company to Novo Advisors, LLC. Mr. Vanderbeek is a partner with Novo Advisors, LLC, and has more than 30 years of restructuring, performance improvement and a deep understanding of corporate finance and due diligence in a broad range of industries, including healthcare, renewable energy, financial services, transportation and trucking, manufacturing, mortgage products, real estate, retail, hospitality, equipment leasing and distribution. Mr. Vanderbeek has led many companies facing operational and financial challenges through the restructuring and sales processes for various constituents. He has served as interim COO, CFO, Treasurer and other interim mandates related to complex matters and has also played key roles in operational cost rationalization efforts.,

Fredrick “Kip” Myrick was appointed to the Board of Directors of the Company and Executive Vice President of Solar upon the consummation of the Reverse Merger and Recapitalization. At the time, he had worked at Peck Electric for over 30 years. Mr. Myrick joined the Company in 1988 as a journeyman electrician, and in 1993, Mr. Myrick was promoted to foreman and successfully managed the numerous small and large-scale projects at Global Foundries, IBM’s chip-manufacturing business. From 1995 to 1998 Mr. Myrick held positions of general foreman and superintendent, then project manager/estimator in 2005. In 2006, Mr. Myrick became a significant minority stockholder in the Company and its Vice President, then started the Peck Solar division in 2008 and has managed the construction of the largest solar array in Vermont. Mr. Myrick is also responsible for the innovative dual-use farming of saffron with solar arrays in collaboration with the University of Vermont, which has attracted national news attention. Mr. Myrick is a NABCEP-certified Photovoltaic Installation Professional and holds a Vermont Master Electricians License. Mr. Myrick is well qualified to serve as a director due to his experience in solar project design and construction.

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

Andrew Matthy was appointed to the Board of Directors of the Company on June 2, 2021. The Board determined that Mr. Matthy qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Matthy has been appointed to the Company’s Compensation Committee, Corporate Governance/Nominating Committee and Audit Committee. Mr. Matthy previously served as Vice President at Hobbs & Towne, one of the first executive search firms to ever focus on cleantech. In this role he placed senior executives in many of the leading industry platforms, often building entire teams to facilitate new market entry. Starting his career off at Iron Mountain, Andy has almost twenty years of building teams for leading finance and renewable energy firms, advising on strategy, compensation, capital structuring and more. Mr. Matthy is well qualified to serve on the Company’s Audit Committee as a financial expert.

Claudia Meer was appointed to the Board of Directors on February 1, 2021. The Board determined that Ms. Meer qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Ms. Meer has been appointed to the Company’s Compensation Committee, Corporate Governance/Nominating Committee and Audit Committee. Ms. Meer has more than 30 years’ experience in corporate finance, strategy, creative deal structuring and executive leadership in real estate, hospitality, telecom, financial services and renewable energy industries. For the past fifteen years she has driven financial transactions in the clean energy industry. Ms. Meer currently serves as Chief Executive Officer of Coremax Consulting Inc., and formerly served as Chief Investment Officer & Chief Financial Officer at AlphaStruxure, a venture created in early 2019 by the Carlyle Group and Schneider Electric to develop and fund clean energy infrastructure. Ms. Meer currently serves as Director at Newpark Resources, Inc. Ms. Meer is well qualified to serve on the Company’s Audit Committee as a financial expert.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No officer, director, promoter or significant employee of the Company has been involved in the last ten years in any of the following:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity;

●	being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity; or

●	having any administrative proceeding been threatened against him/her related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

The Company has adopted a code of ethics that applies to the directors, officers and employees of the Company. A copy of this code has been filed with the Commission as Exhibit 14 to the Original Form 10-K.

Classified Board of Directors

In accordance with our Fifth Amended and Restated Certificate of Incorporation, our Board of Directors is divided into three classes, i.e., Class A, Class B and Class C, with only one class of directors being elected in each year and the members of each class serving a three-year term. Our Board of Directors consists of five members.

During the fiscal year ended December 31, 2023, our Board of Directors held three meetings and acted by Unanimous Written Consent on nineteen occasions, and our Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee each held four meetings. During the fiscal year ended December 31, 2023, each of our directors attended at least 75% of the Board meetings and their respective committee meetings. The Company does not have a policy regarding director attendance at annual meetings but encourages the directors to attend if possible.

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

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at www.isunenergy.com. The information on our website is not part of this Amendment.

Compensation Committee

The current members of our Compensation Committee are Ms. Meer and Messrs. Martin and Matthy, with Mr. Martin serving as Chair of the Compensation Committee. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Our Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.isunenergy.com. The information on our website is not part of this Amendment. The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

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

Our Corporate Governance and Nominating Committee consists of Ms. Meer and Messrs. Matthy and Martin, with Mr. Matthy serving as Chair. Our Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our corporate website at www.isunenergy.com. The information on our website is not part of this Amendment.

Compensation Committee Interlocks and Insider Participation

During 2023, no officer or employee served as a member of the Company’s Compensation Committee. None of our executive officers serve as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Director Independence

Our Board of Directors has determined that Messrs. Martin, Matthy and Ms. Meer are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the Nasdaq listing standards.

Director Diversity

iSun is currently in compliance with all ESG-related requirements of the SEC and of Nasdaq including the Board Diversity Disclosure Matrix provided below.

iSun, Inc. Board Diversity Matrix for 2023

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

iSun, Inc. Board Diversity Matrix for 2024

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

The Elements of iSun’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The Board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the Board of Directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2023, the Board of Directors approved all executive officer base salary decisions.

Our Board of Directors determines base salaries for the Named Executive Officers annually, and the Board, upon recommendation of the Compensation Committee proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions.

Pay Versus Performance Table

The Company has opted to comply with the less restrictive mandates regarding a “pay versus performance” table under Item 402(v) of Regulation S-K because the Company is an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, and therefore exempt from providing such a table for 2023.

Summary Compensation Table

The following table sets forth information regarding the compensation awarded to or earned by the executive officers listed below during the years ended December 31, 2023 and 2022. As an emerging growth company, we have opted to comply with the reduced executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for only our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this Amendment, these officers are referred to as our “named executive officers.”

2022 & 2023 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jeffrey Peck Chief	2023	$595,010		267,500	82,400	-	-	$944,910
Executive Officer, President and Chairman	2022	$548,085		$15,000	$252,000	—	$—	$815,085

Frederick Myrick	2023	$400,000	$		$-			$400,000
Executive Vice President of Solar	2022	$428,245		$-	$63,000	—	$—	$491,245

John Sullivan	2023	$325,000		$152,500	$41,200			$518,700
Former Chief Financial Officer	2022	$319,629		$15,000	$624,707	—	$—	$959,336

Nonqualified Deferred Compensation

We did not sponsor any nonqualified defined contribution plans or other nonqualified deferred compensation plans during the years ended December 31, 2023 and 2022. Similarly, we did not sponsor any nonqualified defined contribution plans or other nonqualified deferred compensation plans during the years ended December 31, 2023 and 2022. Our management or the Company’s Compensation Committee may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if we determine that doing so is in our best interests.

Outstanding Equity Awards as of December 31, 2023

The following options or other awards were issued to our Named Executive Officers under the Plan or were outstanding as of December 31, 2023.

	December 31, 2023
	Number of Options	Weighted average exercise price
Outstanding, beginning January 1, 2023	576,334	$3.80
Granted	410,000	$1.03
Exercised	-	$-
Forfeited	98,250	-

Outstanding, ending December 31, 2023	888,084	$2.94
Exercisable at December 31, 2023	605,249	$2.84

Executive Employment Agreements and Arrangements

Messrs. Peck, Sullivan, the Company’s former Chief Financial Officer, and Myrick are parties to Employment Agreements and Change of Control Agreements with the Company. Mr. Sullivan was not employed by the Company as of the date of the filing of this Form 10-K/A. Material terms of the Employment Agreements are as follows:

Name	Date of Agreement	Title	Term	Compensation
Jeffrey Peck	7/1/21	Chief Executive Officer	7/1/21 – 7/1/26	Base Salary $450,000 / year, subject to increase in Board discretion, plus incentive and deferred compensation programs available, plus benefits

Frederick Myrick	7/1/21	Executive Vice President of Solar	7/1/21 – 7/1/26	Base Salary $400,000 / year, subject to increase in CEO discretion, plus incentive and deferred compensation programs available, plus benefits

John Sullivan	7/1/21	Former Chief Financial Officer	7/1/21 – 7/1/26	Base Salary $250,000 / year, subject to increase in CEO discretion, plus incentive and deferred compensation programs available, plus benefits

The Change of Control Agreements with Messrs. Peck and Myrick each provide for the following benefits upon termination of employment under certain circumstances upon a change of control: payment of accrued base salary, payment of the value of any unused paid time off and reimbursable expenses, payment of any accrued cash incentive bonus, a lump sum severance payment, permitted continuation of health benefits under COBRA, and immediate vesting and the right to exercise all equity based awards that were otherwise unvested as of the termination date, as well as the immediate lapse of any Company rights to repurchase any equity awards as of such date. Mr. Sullivan’s Change of Control Agreement with the Company is no longer in effect.

Equity Incentive Plans

The iSun 2020 Equity Incentive Plan (the “Plan”) was adopted on February 25, 2021 and approved by the shareholders of the Company at a Special Meeting of the Company’s shareholders on the same date. A total of 1,000,000 shares of Common Stock were initially available for Awards under the Plan. At a Special Meeting of the Stockholders on December 17, 2021, the Company’s stockholders approved an amendment to the Plan that increased the number of shares allocated to the Plan from 1,000,000 shares to 3,000,000 shares.

Disclosure of Erroneously Awarded Compensation

The Company has not made any accounting restatements requiring disclosure pursuant to Item 402(w) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The percentage ownership information shown in the table below is based upon 47,384,672 shares of Common Stock outstanding as of March 31, 2024.

Name and Address of Beneficial Owner(1)	Shares of Common Stock		Percentage Owned
5% or greater stockholders
None	-		-

Directors and Executive Officers
Jeffrey Peck	1,577,056	(2-4)	3.33%

Rob Vanderbeek	0		0%
Frederick Myrick	733,778	(5)	1.55%
Andrew Matthy	118,427		0.25%
Stewart Martin	132,427		0.28%
Claudia Meer	115,427		0.24%
All officers and directors as a group (6 persons)	2,677,115		5.65%

(1)	Unless otherwise indicated, the business address of each of the stockholders is 400 Avenue D, Suite 10, Williston, VT 05495.

(2)	Pursuant to a Voting Agreement dated June 20, 2019 between Mr. Peck and certain individuals (the “Key Holders”), Mr. Peck has sole voting power over the shares held by each of the Key Holders listed in this Footnote 2,90,660 shares held by Corundum AB, and 1,263,318 shares held by Veroma, LLC.

(3)	Pursuant to an Irrevocable Proxy dated January 19, 2021. between Mr. Peck and Sassoon M. Peress, Mr. Peck has sole voting power over the 491,500 shares held by Sassoon M. Peress, 2,000 shares held by Dan Cohen, 3,000 shares held by Emma Peress, and 1,500 shares held by Shoshanna Zimmerman.

(4)	Pursuant to an Irrevocable Proxy dated October 31, 2021 between Mr. Peck and John Comeau, Mr. Peck has sole voting power over the 29,749 shares held by John Comeau.

(5)	These shares are held by The Mykilore Trust of which Mr. Myrick is a trustee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors presently consists of five members. Our Board of Directors has determined that each of Mr. Martin, Mr. Matthy, and Ms. Meer are “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and as determined in accordance with Rule 4200(a) (15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

In 2014, the minority stockholders of Peck Electric Co., who sold the building that the Company formerly occupied, lent the proceeds to the majority stockholders of Peck Electric Co. who contributed $400,000 of the net proceeds as paid in capital. At December 31, 2022 and December 31, 2021, the amounts owed were $0 and $21,000, respectively.

In May 2018, stockholders of the Company bought out a minority stockholder of Peck Electric Co. The Company advanced $250,000 for the stock purchase which is included in the “due from stockholders”. At December 31, 2022 and December 31, 2021, the amounts due were $0 and $39,000, respectively.

In 2019, the Company’s majority stockholders lent proceeds to the Company to help with cash flow needs. At December 31, 2022 and December 31, 2021, the amounts owed were $0 and $60,000, respectively.

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

Principal Accounting Fees and Services

Audit Fees

The following table sets forth information regarding fees for services rendered by Marcum LLP related to the fiscal years ended December 31, 2023 and 2022:

Types of Fees	Fees for 2023	Fees for 2022
Audit Fees (1)	$285,328	$376,850
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$285,328	$376,850

(1)	Audit fees for the audit of the consolidated financial statements for the years ended December 31, 2023 and 2022, review of the financial statements in the Company’s Form 10-Q for the years ended December 31, 2023 and 2022 and other fees for service that only our independent registered public accounting firm can perform such as consents and assistance with review of documents filed with the SEC.

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

A representative of Marcum LLP is expected to attend virtually at the 2024 Annual Meeting and will have an opportunity to make a statement if he or she desires to do so. It is also expected that such representative will be available to respond to appropriate questions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iSUN, INC.

By:	/s/ Jeffrey Peck	Chief Executive Officer	April 29, 2024
	Jeffrey Peck	(Principal Executive Officer)

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith

